Form 10-Q
period 2004-06-30
COLLEGIATE FUNDING SERVICES INC
filed 2004-08-20
CIK 1286686

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter Ended June 30, 2004

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 000-50846

Collegiate Funding Services, Inc.

(Exact name of Registrant as Specified in Charter)

Delaware	04-3649118
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

100 Riverside Parkway
Suite 125
Fredericksburg, Virginia 22406
(540) 374-1600
(Name, Address, Including Zip Code and Telephone Number, Including Area Code of Agent for Service)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes   [  ]  No  [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. Yes   [  ]  No  [X]

Indicate the number of share outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

30,502,773 Shares of Common Stock, par value $.001 per share, were outstanding as of July 30, 2004.

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

COLLEGIATE FUNDING SERVICES, INC.

CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30,	December 31,
	2004	2003
	(unaudited)
Assets
Cash and cash equivalents	$7,779	$14,436
Restricted cash	144,086	105,355
Accounts receivable	3,225	2,624
Student loans, net of allowance of $3,473 and $4,136, respectively	3,735,516	2,856,428
Accrued interest receivable	26,369	17,923
Income taxes receivable	7,694	7,694
Property and equipment, net	12,507	12,095
Goodwill	193,084	160,705
Deferred financing costs, net	16,410	12,245
Other assets	13,399	2,777

Total assets	$4,160,069	$3,192,282

Liabilities, preferred stock of consolidated subsidiary and stockholders’ equity

Liabilities
Asset-backed notes and lines of credit	$3,926,972	$3,000,866
Other debt obligations, net	68,884	40,531
Capital lease obligations	1,691	1,896
Accounts payable	3,416	2,234
Accrued interest payable	3,843	2,385
Other accrued liabilities	15,805	19,360
Deferred income taxes	17,378	10,683

Total liabilities	4,037,989	3,077,955

Preferred stock of consolidated subsidiary	93,444	89,136

Stockholders’ equity
Common stock — Class A — par value $0.001, 36,000,000 shares authorized, 20,717,645 shares issued and outstanding	21	21
Common stock — Class B — par value $0.001, 6,000,000 shares authorized, 353,878 shares issued and outstanding	—	—
Deferred compensation	(97)	(107)
Notes receivable	(328)	(509)
Additional paid-in capital	20,555	20,555
Retained earnings	8,485	5,231

Total stockholders’ equity	28,636	25,191

Total liabilities, preferred stock of consolidated subsidiary and stockholders’ equity	$4,160,069	$3,192,282

See accompanying notes.

COLLEGIATE FUNDING SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)

(unaudited)

	For the three months		For the six months ended
	ended June 30,		June 30,
	2004	2003	2004	2003
Net revenue
Interest income	$31,194	$13,971	$58,058	$24,155
Interest expense	15,518	10,353	28,596	19,128

Net interest income	15,676	3,618	29,462	5,027
(Reversal of) provision for loan losses	(1,467)	(147)	(540)	199

Net interest income after (reversal of) provision for loan losses	17,143	3,765	30,002	4,828
Fee income	20,976	11,631	42,749	43,009

Net revenue	38,119	15,396	72,751	47,837
Expenses
Salaries and related benefits	16,172	13,917	30,153	26,314
Other selling, general and administrative expenses:
Marketing and mailing costs	10,887	6,466	17,312	10,419
Communications and data processing	1,799	1,862	3,507	3,470
Management and consulting fees	799	875	1,737	1,438
Professional fees	1,374	2,032	2,429	3,528
Depreciation and amortization	1,347	1,142	2,597	1,697
Other general and administrative	2,645	1,924	5,054	3,394

Total other selling, general and administrative expenses	18,851	14,301	32,636	23,946
Swap interest	2,023	735	3,605	1,192
Derivative mark-to-market (income) expense	(5,888)	(41)	(6,114)	2,912

Total expenses	31,158	28,912	60,280	54,364

Income (loss) before income tax provision (benefit) and accretion of dividends on preferred stock	6,961	(13,516)	12,471	(6,527)
Income tax provision (benefit)	2,705	66	4,909	(920)

Income (loss) before accretion of dividends	4,256	(13,582)	7,562	(5,607)
Accretion of dividends on preferred stock	2,192	1,507	4,308	2,678

Net income (loss)	$2,064	$(15,089)	$3,254	$(8,285)

Earnings (loss) per common share, basic	$0.10	$(1.01)	$0.15	$(0.62)

Earnings (loss) per common share, diluted	$0.09	$(1.01)	$0.14	$(0.62)

Weighted average common shares outstanding, basic	21,071,523	14,920,358	21,071,523	13,403,517

Weighted average common shares outstanding, diluted	22,925,616	14,920,358	22,924,733	13,403,517

See accompanying notes.

COLLEGIATE FUNDING SERVICES, INC.

CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands)

(unaudited)

	Class A	Class B	Deferred		Additional
	common	common	compen-	Notes	paid-in	Retained
	stock	stock	sation	receivable	capital	earnings	Total
Balance, December 31, 2003	$21	$—	$(107)	$(509)	$20,555	$5,231	$25,191
Proceeds from notes receivable	—	—	—	181	—	—	181
Amortization of deferred compensation	—	—	10	—	—	—	10
Net income — January 1, 2004 through June 30, 2004	—	—	—	—	—	3,254	3,254

Balance, June 30, 2004	$21	$—	$(97)	$(328)	$20,555	$8,485	$28,636

See accompanying notes.

COLLEGIATE FUNDING SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

(unaudited)

	Six months ended
	June 30,
	2004	2003
Cash flows from operating activities
Net income (loss)	$3,254	$(8,285)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Accretion of dividends on preferred stock	4,308	2,678
Depreciation and amortization	2,597	1,697
Loss on disposal of property and equipment	70	15
Deferred income tax provision	4,881	(636)
Amortization of deferred costs	2,475	2,449
(Reversal of) provision for loan losses	(540)	199
Changes in:
Accrued interest receivable	(8,445)	(3,634)
Accounts receivable and other assets	(4,740)	(486)
Income taxes receivable	—	(307)
Accounts payable	(153)	(298)
Accrued interest payable	1,457	297
Other accrued liabilities	(4,741)	10,302

Net cash provided by operating activities	423	3,991

Cash flows from investing activities
Originations and purchases of student loans	(977,838)	(492,879)
Net proceeds from student loan principal payments	97,688	50,897
Acquisitions, net of cash acquired	(34,957)	(16,913)
Purchases of property and equipment	(2,648)	(2,547)

Net cash used in investing activities	(917,755)	(461,442)

Cash flows from financing activities
Proceeds from asset-backed notes and lines of credit	1,905,200	838,775
Payments on asset-backed notes and lines of credit	(979,094)	(13,565)
Proceeds from other debt obligations	34,000	—
Payments on other debt obligations	(5,750)	(29,499)
Payments on capital lease obligations	(205)	(147)
Payment of financing costs	(4,926)	(4,194)
Proceeds from notes receivable	181	204
Proceeds from stock issuances	—	10,500
Change in restricted cash	(38,731)	(369,497)

Net cash provided by financing activities	910,675	432,577

Net (decrease) in cash and cash equivalents	(6,657)	(24,874)
Cash and cash equivalents:
Beginning	14,436	32,535

Ending	$7,779	$7,661

Supplemental disclosures:
Cash payments for interest	$23,423	$15,676

Cash payments for income taxes	$28	$22

Non-cash financing and investing activities:
Conversion of convertible notes	$—	$5,365

Capital lease of property and equipment	$—	$2,257

See accompanying notes.

COLLEGIATE FUNDING SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

1. Nature of the Business

     Collegiate Funding Services, Inc., formerly CFSL Holdings Corp. (the Company), established in 2002, is a Delaware Corporation. The Company and a wholly-owned subsidiary, CFSL Acquisition Corp. (CFSL Acquisition) were established for the purpose of acquiring the operations of Collegiate Funding Services, LLC (Predecessor or CFS). The Company continues the business of the Predecessor, which was established in 1998.

     Collegiate Funding Services, Inc. is a vertically integrated education finance company that markets, originates, finances and services education loans. The Company markets education loans primarily through direct to consumer programs, including targeted direct mail, telemarketing and the internet. Using its direct-to-consumer platform, or DTC, along with other distribution channels, and its origination capabilities, the Company assists consumers in financing and refinancing the cost of undergraduate, graduate, professional, career and continuing education training. The DTC marketing strategy is supplemented with marketing through channels created by relationships with membership organizations, alumni associations, universities and other entities to reach customers and promote the Company’s products under private label and co-branded offerings. The Company finances, retains and services a substantial portion of the loans it originates.

     Certain completed loan applications are sold to and funded by third party lenders whereby the Company receives a fee for its services. Other completed consolidation loan applications are funded through a subsidiary of the Company and held and serviced by the Company. The Company has call centers located in Virginia and Florida. The Company also has a loan-servicing center in Mississippi and an affinity marketing subsidiary in Boston.

     In April, 2004, the Company acquired Youth Media & Marketing Networks, or Y2M, a company that provides affinity marketing of products and services, with a focus on education finance products targeted at college student and recent college graduates. The purchase price was approximately $35,662. Y2M’s results of operations since April 21, 2004, are included in the Company’s results of operations for the quarter ended June 30, 2004.

     The following table summarizes the estimated fair values of the acquired assets and assumed liabilities of Y2M at the date of acquisition:

Cash and cash equivalents	$705
Accounts receivable	1,034
Property and equipment	83
Contractual relationships	2,900
Trademarks, copyrights, and domain names	1,700
Other assets	1,198

Total assets acquired	7,620
Accounts payable and other liabilities	(2,523)
Deferred income tax liability	(1,814)

Net assets acquired	$3,283

Allocation of the purchase price:
Net assets acquired	$3,283
Goodwill	32,379

Total purchase price	$35,662

COLLEGIATE FUNDING SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Initial Public Offering

     In July 2004, the Company completed its initial public offering of common stock issuing 9,375,000 shares of common stock at $16.00 per share. The net proceeds of the offering of $136,060 were used to pay the $93,951 liquidation preference of all shares of the preferred stock issued by our subsidiary, and the remaining $42,109 million was used repay a portion of the amounts outstanding under the revolving line of credit. Immediately prior to the consummation of the offering, the Company amended its amended and restated certificate of incorporation to eliminate the Class A Common Stock and Class B Common Stock in order to create a single class of common stock. As of the closing of the offering, the Company’s authorized capital stock consisted of 120,000,000 shares of common stock, par value $0.001 per share and 20,000,000 shares of preferred stock, par value $0.001 per share, of which 30,446,523 shares of common stock were issued and outstanding and no shares of preferred stock were issued and outstanding. In addition, the Company issued 314,575 shares of restricted and unrestricted stock to management in connection with the initial public offering. As of the closing of the offering the Company had warrants to purchase 1,430,099 shares at an exercise price of $0.007 per share. Also, options to purchase a total of 1,464,127 shares were outstanding as of the closing of the offering. Of this total, there were options to purchase 450,481 shares at an exercise price of $0.91 per share and 1,013,646 shares at an exercise price of $16.00 per share.

3. Summary of Significant Accounting Policies

   Unaudited Interim Financial Statements

     The accompanying consolidated balance sheet as of June 30, 2004, consolidated statements of operations for the three and six months ended June 30, 2004 and 2003, the consolidated statement of cash flows for the six months ended June 30, 2004 and 2003 and the consolidated statement of equity for the six months ended June 30, 2004, are unaudited. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of such financial statements. The information disclosed in the notes to the financial statements for these periods is unaudited. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year or for any future period and should be read in conjunction with the Company’s annual audited consolidated financial statements and notes included in our registration statement on Form S-1 dated July 15, 2004.

     Our quarterly results of operations have varied significantly in the past and are expected to continue to vary significantly in the future. Our quarterly results of operations in any period will be particularly affected by the amount and timing of our loan sales. We give borrowers who complete loan applications during the second quarter the option to fund their loans prior to July 1, when the new rate is effective. Accordingly, if any year’s borrower rate decreases over the prior year’s borrower rate, the origination of a significant portion of the loan applications completed in the second quarter will be shifted to the third quarter; conversely, if any year’s borrower rate increases from the prior year’s borrower rate, a higher percentage of completed applications will be originated in the second quarter.

   Stock Split

     In June 2004, the Company declared a 1.430099-for-one stock split in the form of a stock dividend. Accordingly, all share and per share amounts have been retroactively adjusted to give effect to this event.

   Estimates and assumptions

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management believes that the estimates utilized in preparing the financial statements are reasonable and prudent. Actual results could differ from those estimates.

   Other accounting polices

     The remainder of our accounting policies are described in the Company’s annual audited consolidated financial statements.

COLLEGIATE FUNDING SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Earnings Per Share

     SFAS No. 128, Earnings Per Share, requires the presentation of basic and diluted earnings per share. Basic earnings (loss) per common share is computed by dividing income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. The diluted earnings (loss) per common share data is computed using the weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents, unless the common stock equivalents are anti-dilutive.

     The following details the computation of earnings (loss) per common share:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
	(unaudited)
Net income (loss)	$2,064	$(15,089)	$3,254	$(8,285)

Weighted average common shares calculation:
Weighted average common shares outstanding, basic	21,071,523	14,920,358	21,071,523	13,403,517
Treasury stock effect of warrants and options	1,854,093	—	1,853,210	—

Weighted average common shares outstanding, diluted	22,925,616	14,920,358	22,924,733	13,403,517

Earnings (loss) per common share:
Earnings (loss) per common share, basic	$0.10	$(1.01)	$0.15	$(0.62)

Earnings (loss) per common share, diluted	$0.09	$(1.01)	$0.14	$(0.62)

     For the three and six months ended June 30, 2003, the effect of outstanding convertible notes converting into shares of common stock prior to their conversion in April 2003 was not included in the computation of diluted loss per common share as the effect would be anti-dilutive. In addition, the treasury stock effect of warrants and options to purchase an aggregate of 1,880,580 shares of common stock that were outstanding as of June 30, 2003, were excluded from the computation of diluted loss per common share as their effect would be anti-dilutive. See Note 2 for shares outstanding after completion of the Company’s initial public offering in July, 2004.

5. Student Loans

     The Company’s loan portfolio consists of loans originated under the Federal Family Education Loan Program (FFEL Program or FFELP). The FFEL Program is subject to comprehensive reauthorization every five years and to statutory and regulatory changes. The most recent reauthorization was the Higher Education Amendments of 1998, which is scheduled to expire on September 30, 2004.

     There are three principal categories of FFELP loans: consolidation loans, Parent Loans for Undergraduate Students (PLUS) loans and Stafford loans. Generally, Stafford loans and PLUS loans have repayment periods of between five and ten years. Consolidation loans have repayment periods ranging from 12 to 30 years. At June 30, 2004 and December 31, 2003, the Company retained only FFELP loans in its portfolio.

     The Company’s FFELP loans are guaranteed against the borrower’s default, death, disability or bankruptcy. The guarantee on FFELP loans is provided by certain state or nonprofit guarantee agencies, which are reinsured by the federal government. The loans are 100% guaranteed in cases of death, disability and bankruptcy and are guaranteed for 98% to 100% in other cases. The Company accrues interest until receipt of proceeds from the guarantor.

COLLEGIATE FUNDING SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     The FFELP loans are also subject to regulatory requirements relating to origination and servicing. In the event of default or the borrower’s death, disability or bankruptcy, the Company files a claim with the insurer or guarantor of the loan, who, provided the loan has been properly originated and serviced, pays the Company the unpaid principal balance and accrued interest on the loan, less risk-sharing (in the case of defaults).

     Claims not immediately honored by the guarantor because of servicing or origination defects are returned for remedial servicing, during which period income is not earned. The Company’s servicing experience with FFELP loans resulted in one, zero, one and one outstanding rejected claims during the three months ended June 30, 2004 and 2003 and the six months ended June 30, 2004 and 2003, respectively. The Company had no non-accrual loans at June 30, 2004 or December 31, 2003.

     The weighted average remaining term of student loans in the Company’s portfolio was approximately 23 years at both June 30, 2004 and December 31, 2003.

6. Allowance for Loan Losses

     The allowance for loan losses represents the amount estimated to absorb probable losses inherent in the portfolio. The evaluation of the allowance for loan losses is inherently subjective, as it requires material estimates that may be susceptible to significant changes. The key estimates used to determine the level of the allowance, include the probability of loss and the related loss severity. In assessing the probabilities of default, management considers the performance of their portfolio, including delinquency and charge-off trends. In addition, because the portfolio has not matured to a point where predictable loss patterns have developed, management reviews the published DOE statistics and performance characteristics of the other lenders in developing the Company’s estimates of the probabilities of default. The primary factor impacting our risk sharing rate is the existence of the 98% guarantee of principal and interest on our loans. Generally, our loans carry a 98% guarantee of principal and accrued interest. In May 2004, the Company was notified by the DOE that it had been awarded Exceptional Performance status as a servicer and thus its loss claims on loans it services at SunTech will be paid to 100% of the unpaid principal and interest for the twelve month period June 1, 2004 to May 31, 2005. As a result, the average risk-sharing rate used in our allowance computation at June 30, 2004, was 1.52% compared to 2.00% at December 31, 2003.

     The following table details the allowance for loan losses:

	Six months ended	Year ended
	June 30, 2004	December 31, 2003
Beginning balance	$4,136	$1,925
(Reversal)/provision	(540)	2,357
Charge-offs	(123)	(146)

Ending balance	$3,473	$4,136

     A loan is placed on non-accrual status at the point at which a guarantee claim is more than 60 days past due or it is concluded that collection of the claim is in doubt. Loans are charged off upon receipt of the final claim payment from the respective guarantor.

COLLEGIATE FUNDING SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Debt

   Asset-backed notes and lines of credit

     The Company finances its loan originations through the sale of asset-backed notes in the capital markets, using both public offerings and private placements. Approximately 97% of the notes issued to date by the Company have been structured to a AAA credit rating. The notes issued are indexed to three month LIBOR or are auction rate based. After the initial issuance, interest rates on the auction rate notes are reset every 28 days. Fees are incurred at a rate equal to 0.26% per annum in connection with each monthly auction. These fees are recorded as a component of interest expense. The Company utilizes a warehouse credit facility principally to fund its retention of FFELP loan originations, of which such loans collateralize the associated borrowings. The Company pays the warehouse credit facility a credit spread over the commercial paper rate, typically a 30-day rate, on the warehouse credit facility. The principal balances outstanding, interest rates and maturity dates are as follows:

	June 30, 2004		December 31, 2003
	(unaudited)
	Principal		Principal
	outstanding	Interest rate	outstanding	Interest rate	Type	Maturity date
2004A Series
Class A-1	$249,000	1.34%	—	—	LIBOR	December 2013
Class A-2	350,000	1.46	—	—	LIBOR	June 2021
Class A-3	207,000	1.50	—	—	LIBOR	September 2026
Class A-4	140,000	1.63	—	—	LIBOR	September 2030
Class A-5 – 6	111,700	1.47-1.53	—	—	Auction	December 2043
Class B	55,700	1.47	—	—	Auction	December 2043
2003B Series			—
Class A-1	218,233	1.69	$249,000	1.29%	LIBOR	September 2013
Class A-2	250,000	1.85	250,000	1.45	LIBOR	March 2021
Class A-3 – 7	485,000	1.40-1.50	485,000	1.19	Auction	December 2043
Class B	52,000	1.53-1.55	52,000	1.25	Auction	December 2043
2003A Series
Class A-1	42,264	1.65	79,091	1.23	LIBOR	March 2012
Class A-2	319,025	1.89	319,025	1.47	LIBOR	September 2020
Class A-3 – 6	352,400	1.35-1.50	352,400	1.18	Auction	March 2042
Class B	42,350	1.45	42,350	1.32	Auction	March 2042
2002 Series
Class A-8 – 15	470,000	1.41-1.56	470,000	1.24	Auction	July 2042
Class B	30,000	1.50	30,000	1.33	Auction	July 2042
2001 Series
Class A-1 – 7	495,600	1.45-1.55	495,600	1.25	Auction	December 2041
Class B	31,600	1.65	31,600	1.33	Auction	December 2041
Warehouse Facility	25,100	1.80	144,800	1.33		July 2004 - 2006
Total	$3,926,972		$3,000,866

COLLEGIATE FUNDING SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

   Other debt

     The Company entered into a revolving credit agreement on October 30, 2003. Borrowings under this line bear interest at either LIBOR or prime rate at the Company’s option. On May 17, 2002, the Company also issued a fixed-rate note to the sellers for $15,000 related to the acquisition of the predecessor company by Lightyear Fund, L.P. (Lightyear) and its affiliates.

	June 30, 2004
	(unaudited)		December 31, 2003
	Principal	Interest	Principal	Interest
	outstanding	rate	outstanding	rate	Maturity date
Revolving line of credit	$54,500	4.80%	$26,250	4.62%	September 2006
Fixed-rate note	14,384	4.47	14,281	4.47	June 2007
	$68,884		$40,531

     In July, the Company repaid $42,109 of the revolving line of credit and the commitments were reduced to $30,000.

8. Derivative Financial Instruments

     The Company has not designated any of its derivatives as SFAS No. 133 hedge relationships and therefore records changes in their value as derivative mark-to-market on the statement of income. The impact of the cash payments and accruals are reported as swap interest on the statement of income. The fair value of the derivatives that are positive is included with other assets on the balance sheet and the fair value of the derivatives that are negative is included in accrued liabilities on the balance sheet.

     The Company is exposed to interest rate risk as its asset-backed debt notes are indexed to short-term indices (LIBOR and auction rates) and the assets behave as fixed rate assets in the current interest rate environment. Derivative instruments are utilized to reduce the Company’s interest rate risk. The key terms of the derivatives are as follows:

				June 30, 2004
				(unaudited)		December 31, 2003
Derivative type	Notional amount	Maturity date	Pay — fixed rate	Receive — floating rate (LIBOR)	Fair value	Receive — floating rate (LIBOR)	Fair value
Swap	$500,000	01/26/2005	1.89%	1.32%	$(47)	1.12%	$(2,070)
Swap	225,000	11/26/2004	1.64	1.30	63	1.12	(606)
Swap	225,000	11/26/2004	1.64	1.30	63	1.12	(559)
Cap (Sold)	500,000	01/26/2005	2.09		(268)		(328)
Swap	550,000	04/28/2005	1.55	1.32	2,740

Total					$2,551		$(3,563)

     The Company received $1,700 in proceeds from the sale of the Cap on February 28, 2003. The amount is recorded as a derivative liability and is marked-to-market over the term of the Cap. Payments on the Cap derivative will be made only when the Commercial Paper rate exceeds 2.09%. No payments were made in 2004 or 2003. The notional amounts of the Cap and the $500,000 swap reduced to $250,000 each, on July 26, 2004.

9. Major Business Customers and Sources of Revenue

     Certain business customers generated significant amounts of the Company’s revenue. Fee income from one customer was $9,819, $5,974, $21,518, and $26,833 for the three months ended June 30, 2004, and June 30, 2003 and for the six months ended June 30, 2004 and June 30, 2003, respectively. Fee income from a second customer was $5,125, $2,160, $9,312, and $3,691 for the three months ended June 30, 2004, and June 30, 2003 and for the six months ended June 30, 2004 and June 30, 2003, respectively. Fee income from a third customer was $924, $1,128, $1,855, and $8,533 for the three months ended June 30, 2004, and June 30, 2003 and for the six months ended June 30, 2004 and June 30, 2003, respectively.

COLLEGIATE FUNDING SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. Stock Incentive Plan

     Effective May 17, 2002, the Company initiated the 2002 Stock Incentive Plan to provide additional incentives to key personnel. The maximum aggregate number of shares which may be issued is 1,001,070 shares of common stock. On May 17, 2002, the Company granted 450,481 stock options with an exercise price of $0.91 per common share, the fair market value of a share of common stock at issuance. Subject to certain conditions, portions of the options may have accelerated vesting to vest on the anniversary dates of the grants. At June 30, 2004, 81,087 shares were vested. For any year that the specified conditions are not met, the options not then vesting will vest in 2009. In connection with the execution of new employment agreements with management, options to purchase 170,039 shares of common stock vested in July of 2004. In addition, in connection with the initial public offering, the Company amended and restated it stock incentive plan and increased the maximum number of shares which may be issued to 2,788,250 shares of common stock.

     The fair value of the options under the Black-Scholes option pricing model assumed: an interest rate of approximately 3%; no dividends; volatility of approximately 25%; and an expected life of seven years. This options pricing model requires the input of subjective assumptions. Using this model, the fair value of the options as of the grant date was approximately $140. In accordance with SFAS No. 123, the Company recognized the fair value of the stock options as compensation expense, allocated over the vesting period. As of June 30, 2004, the Company has recognized approximately $43 in compensation expense.

COLLEGIATE FUNDING SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. Segment Data

     The Company’s reportable segments are its loan origination operations and its loan servicing operations. The Company’s accounting policies for segments are the same as those described in the “Summary of Significant Accounting Policies.” Prior to the Company acquiring SunTech on April 15, 2003, the Company operated in only one segment.

     The following table presents segment data for the three months ended June 30, 2004 (unaudited):

	Loan	Loan
	origination	servicing	Eliminations	Consolidated
Net revenue
Interest income	$31,108	$86	$—	$31,194
Interest expense	15,518	—	—	15,518

Net interest income	15,590	86	—	15,676
Reversal of loan losses	(1,467)	—	—	(1,467)

Net interest income after reversal of loan losses	17,057	86	—	17,143
Fee income	17,796	4,506	(1,326)	20,976

Net revenue	34,853	4,592	(1,326)	38,119
Expenses
Salaries and related benefits	13,740	2,432	—	16,172
Other selling, general and administrative expenses:
Marketing and mailing costs	10,887	—	—	10,887
Communications and data processing	1,379	420	—	1,799
Management and consulting fees	497	302	—	799
Professional fees	1,286	88	—	1,374
Depreciation and amortization	867	480	—	1,347
Other general & administrative	3,537	434	(1,326)	2,645

Total other selling, general and administrative expenses	18,453	1,724	(1,326)	18,851
Swap interest	2,023	—	—	2,023
Derivative mark-to-market (income)	(5,888)	—	—	(5,888)

Total expenses	28,328	4,156	(1,326)	31,158

Income before income taxes and accretion of dividends on preferred stock	$6,525	$436	$—	$6,961

Total assets - June 30, 2004	$4,141,302	$18,767	$—	$4,160,069

Total assets - December 31, 2003	$3,172,067	$20,215	$—	$3,192,282

     Intercompany transactions of $1,326 in other operating expenses in the loan origination segment were paid as fee income to the loan servicing segment and are eliminated in the consolidated financial statements.

COLLEGIATE FUNDING SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The following table presents segment data for the three months ended June 30, 2003 (unaudited):

	Loan	Loan
	origination	servicing	Eliminations	Consolidated
Net revenue
Interest income	$13,935	$36	$—	$13,971
Interest expense	10,353	—	—	10,353

Net interest income	3,582	36	—	3,618
Reversal of loan losses	(147)	—	—	(147)

Net interest income after reversal of loan losses	3,729	36	—	3,765
Fee income	9,189	2,855	(413)	11,631

Net revenue	12,918	2,891	(413)	15,396
Expenses
Salaries and related benefits	11,964	1,953	—	13,917
Other selling, general and administrative expenses:
Marketing and mailing costs	6,452	14	—	6,466
Communications and data processing	1,630	232	—	1,862
Management and consulting fees	563	312	—	875
Professional fees	1,918	114	—	2,032
Depreciation and amortization	719	423	—	1,142
Other general & administrative	1,981	356	(413)	1,924

Total other selling, general and administrative expenses	13,263	1,451	(413)	14,301
Swap interest	735	—	—	735
Derivative mark-to-market (income)	(41)	—	—	(41)

Total expenses	$25,921	$3,404	$(413)	$28,912

Income (loss) before income taxes and accretion of dividends on preferred stock	$(13,003)	$(513)	$—	$(13,516)

     Intercompany transactions of $413 in other operating expenses in the loan origination segment were paid as fee income to the loan servicing segment and are eliminated in the consolidated financial statements.

COLLEGIATE FUNDING SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The following table presents segment data for the six months ended June 30, 2004 (unaudited):

	Loan	Loan
	origination	servicing	Eliminations	Consolidated
Net revenue
Interest income	$57,806	$252	$—	$58,058
Interest expense	28,596	—	—	28,596

Net interest income	29,210	252	—	29,462
Reversal of loan losses	(540)	—	—	(540)

Net interest income after reversal of loan losses	29,750	252	—	30,002
Fee income	36,369	9,103	(2,723)	42,749

Net revenue	66,119	9,355	(2,723)	72,751
Expenses
Salaries and related benefits	25,398	4,755	—	30,153
Other selling, general and administrative expenses:
Marketing and mailing costs	17,312	—	—	17,312
Communications and data processing	2,635	872	—	3,507
Management and consulting fees	1,060	677	—	1,737
Professional fees	2,252	177	—	2,429
Depreciation and amortization	1,639	958	—	2,597
Other general & administrative	6,909	868	(2,723)	5,054

Total other selling, general and administrative expenses	31,807	3,552	(2,723)	32,636
Swap interest	3,605	—	—	3,605
Derivative mark-to-market (income)	(6,114)	—	—	(6114)

Total expenses	54,696	8,307	(2,723)	60,280
Income (loss) before income taxes and accretion of dividends on preferred stock	$11,423	$1,048	$—	$12,471

Total assets - June 30, 2004	$4,141,302	$18,767	$—	$4,160,069

Total assets - December 31, 2003	$3,172,067	$20,215	$—	$3,192,282

     Intercompany transactions of $2,723 in other operating expenses in the loan origination segment were paid as fee income to the loan servicing segment and are eliminated in the consolidated financial statements.

COLLEGIATE FUNDING SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     The following table presents segment data for the six months ended June 30, 2003 (unaudited):

	Loan	Loan
	origination	servicing	Eliminations	Consolidated
Net revenue
Interest income	$24,119	$36	$—	$24,155
Interest expense	19,128	—	—	19,128

Net interest income	4,991	36	—	5,027
Provision for loan losses	199	—	—	199

Net interest income after provision for loan losses	4,792	36	—	4,828
Fee income	40,567	2,855	(413)	43,009

Net revenue	45,359	2,891	(413)	47,837
Expenses
Salaries and related benefits	24,361	1,953	—	26,314
Other selling, general and administrative expenses:
Marketing and mailing costs	10,405	14	—	10,419
Communications and data processing	3,238	232	—	3,470
Management and consulting fees	1,126	312	—	1,438
Professional fees	3,414	114	—	3,528
Depreciation and amortization	1,274	423	—	1,697
Other general & administrative	3,451	356	(413)	3,394

Total other selling, general and administrative expenses	22,908	1,451	(413)	23,946
Swap interest	1,192	—	—	1,192
Derivative mark-to-market	2,912	—	—	2,912

Total expenses	51,373	3,404	(413)	54,364

Income (loss) before income taxes and accretion of dividends on preferred stock	$(6,014)	$(513)	$—	$(6,527)

     Intercompany transactions of $413 in other operating expenses in the loan origination segment were paid as fee income to the loan servicing segment and are eliminated in the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our results of operations and financial condition for the three and six months ended June 30, 2004 and 2003 should be read in conjunction with the Company’s audited consolidated financial statements and the notes to those statements. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Our results of operations, our financial condition, and the price of our common stock may be affected by many factors, some of which are outside of our control. For a discussion of certain of these factors, see Exhibit 99.1 to this report, which is incorporated herein by reference.

Overview

     We are a vertically integrated education finance company that markets, originates, finances and services education loans. We originated or facilitated the origination of $4.2 billion in education loans in 2003 and we believe we are one of the more significant originators of federal and private education loans in the United States. Of our total loan originations for the full year 2003 and the six months ended June 30, 2004, $4.0 billion and $1.6 billion, respectively, were federally guaranteed consolidation student loans made through the Federal Family Education Loan Program, which we refer to as the FFEL Program or FFELP. Beginning in May 2003, we increased our focus on private education loans and, for the full year 2003 and the six months ended June 30, 2004, we originated or facilitated the origination of $199.6 million and $99.0 million, respectively, of these loans. As of June 30, 2004, we also serviced approximately $9.9 billion in student loans made to over 396,000 customers.

     We commenced operations in 1998 through our predecessor company, Collegiate Funding Services, LLC. On May 17, 2002, certain investors led by Lightyear along with members of the management of Collegiate Funding Services, LLC through the Company acquired all of the outstanding member interests in Collegiate Funding Services, LLC for aggregate consideration of $162.6 million, consisting of $147.6 million in cash and $15.0 million in principal amount of subordinated debt. Funds for the acquisition were obtained from the issuance by us and our subsidiary of common stock and preferred stock, along with warrants to purchase common stock, convertible debt and debt securities. As a result of the acquisition, all of our assets and liabilities were recorded at their estimated fair value. The excess of the purchase price over the fair value of net assets acquired was recorded as an increase of $7.0 million to student loans, $0.9 million to debt discount and $151.6 million to goodwill. For purposes of analyzing the results of operations for the year ended December 31, 2002, we have added the applicable amount for the periods prior to, and after, the date of the acquisition by Lightyear.

     In 2002, we adopted a strategy of retaining a larger portion of the federally guaranteed loans we originate, which has resulted in our holding a portfolio of loans that has grown from $973.1 million at December 31, 2002 to $3.7 billion at June 30, 2004. Prior to 2002, we sold substantially all of our completed loan applications to third parties and received fees for those applications at the time of sale.

     We believe that retaining FFELP loans in our portfolio benefits the Company because it generally provides greater long-term value to the Company than selling these loans, although our net income in current periods has been lower than it would have been had we sold a larger percentage of the FFELP loans we originate. Among the benefits of retaining loans is our ability to take advantage of these loans’ limited credit risk, their duration and other characteristics which allow us to realize a greater revenue stream over the life of the loan. Selling the remainder of our originated loan applications permits us to maintain a diversified source of funding for loan processing and origination and build our relationships with financial institutions that purchase our loans. We have sold and will continue to sell a portion of the FFELP loan applications we originate in order to capitalize upon market opportunities, provide sources of funding for loan processing and origination expenses and generate additional operating cash flow. We do not currently fund or retain any private loans.

     The following table sets forth for the three and six months ended June 30, 2004 and 2003 our loan applications sold and retained and the loans in our portfolio.

Loan Originations and Portfolio

	Three months ended June 30,				Six months ended June 30,
	2004		2003		2004		2003
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
	(dollars in millions)
FFELP consolidation, PLUS, Stafford loans:
Sold(1)	$321.5	49.5%	$200.4	39.4%	$701.9	43.0%	$1,000.7	67.5%
Retained	328.5	50.5	308.1	60.6	930.1	57.0	482.5	32.5

Total FFELP loans originated(2)	650.0	100.0%	508.5	100.0%	1632.0	100.0%	1,483.2	100.0%

Private loans:
Sold(3)(4)	53.7	100.0%	28.9	100.0%	99.7	100.0%	62.4	100.0%
Retained	—	—	—	—	—	—	—	—

Total private loans originated	53.7	100.0%	28.9	100.0%	99.7	100.0%	62.4	100.0%

Total loans originated	$703.7		$537.4		$1,731.7		$1,545.6

Portfolio of loans (all FFELP):(5)
Monthly average for period	$3,578.6		$1,266.3		$3,341.0		$1,141.1

Period end	$3,703.0		$1,401.2		$3,703.0		$1,401.2

(1)	Reflects the principal balance of loans with respect to which we sold the originated applications.

(2)	For the three months ended June 30, 2004 and 2003 and the six months ended June 30, 2004 and 2003 includes $649.6 million, $508.5 million, $1.6 billion and $1.5 billion, respectively, of FFELP consolidation loans.

(3)	Reflects the principal balance of loans with respect to which we facilitated the origination by third party lenders.

(4)	Includes Health Education Assistance consolidation loans which equaled $0.2 million and $2.3 million for the three months ended June 30, 2004 and 2003, respectively and $0.7 million and $7.2 million for the six months ended June 30, 2004 and 2003, respectively.

(5)	Substantially all the loans in our portfolio are FFELP consolidation loans. Currently, our portfolio does not contain any private loans. Amounts reflect principal balance of loans without adjustments for deferred loan costs which, as of June 30, 2004 and 2003, totaled $36.0 million and $14.8 million, respectively. Amounts also do not reflect the allowance for loan losses of $3.5 million and $2.0 million as of June 30, 2004 and 2003, respectively.

     In April 2003, we acquired SunTech and began generating revenue from servicing activities. Prior to this acquisition, SunTech serviced many of the loans we originated and we paid SunTech a fee for loans in our portfolio serviced by them. We currently service substantially all the loans in our portfolio, as well as loans held by third-party lenders. We seek to obtain the servicing rights for a majority of the loan originations we sell, which accounts for a significant portion of our third-party servicing volume.

     In April 2004, we acquired Youth Media & Marketing Networks, or Y2M, for approximately $35.7 million. Of the purchase price, $32.4 million was allocated to goodwill, $4.7 million to other intangible assets and a net of $(1.4) million to other assets and payables. Y2M provides affinity marketing of products and services, with a focus on education finance products and services targeted at college students and recent college graduates. Y2M uses direct mail, the Internet and print media in its marketing efforts, which it complements by publishing online college newspapers. From the launch of its education finance marketing efforts in May 2003 to December 2003, Y2M facilitated the origination of $210 million of FFELP consolidation loans. Y2M generates revenue from the loans originated through affinity marketing agreements and advertising fees from its online college newspaper publishing operations. Y2M will supplement our affinity marketing strategy through which we market and originate loans through relationships with certain alumni associations and industry groups with whom we co-brand our loan products.

     We finance the loans in our portfolio through asset-backed securitizations and a secured warehouse facility and we record the obligations related to these facilities as debt on our consolidated balance sheet. To date, we have completed five securitizations that have provided $4.0 billion of funding. We also have several forward purchase agreements, under which financial institutions have agreed to purchase, or require that we sell to them, a portion of the loans we market and originate.

     We currently operate in two reportable segments as follows:

     Loan origination. Includes marketing, origination and financing of loans, including Youth Media & Marketing Networks since its acquisition in April 2004.

     Loan servicing. Includes servicing for our portfolio of loans and third-party loans.

     Prior to our acquisition of SunTech in April 2003, we operated in a single segment, loan origination, and all loans in our portfolio were serviced by third-party servicers, one of which was SunTech. For additional information relating to our segments, see note 11 of the notes to our consolidated financial statements.

     We generate revenue primarily from three sources, which are described in greater detail below. In our loan origination segment, we generate revenue from fees we receive from the sale of originated loan applications and for marketing loans for third parties, which we refer to collectively as fees on loan sales. We also generate net interest income on our loan portfolio and cash balances in our loan origination segment. In our loan servicing segment, we primarily generate revenue from fees we receive for disbursement on loan applications and for servicing loans.

     Our revenue in any period is directly affected by the amount of loans we originate and service, as well as the percentage of those originated loan applications that we decide to retain. We currently plan to retain in our portfolio approximately 50% of the FFELP loans we originate this year. We will periodically review our allocation of FFELP loan originations between loans we retain and loan applications we sell, and, accordingly, our allocation may change from period to period. Our reasons for altering our loan retention target may include the characteristics of the loans we originate, the interest rate environment, the status of our arrangements with financial institutions which acquire loan applications from us and the volume of consolidation loan applications originated during the period. Moreover, because we set this targeted allocation on an annual, rather than quarterly, basis, our quarterly allocations may fluctuate, sometimes significantly.

     Our fee income in any period will be directly affected by the volume of originated loan applications we are able to complete and that we elect to sell to third parties and the pricing we receive on those sales. We expect that the percentage of our net revenue earned from fees on loan sales to decrease as we continue to retain in our portfolio a significant percentage of the loans we originate. We expect the amount of our fees on loan sales from private education loans to increase as a result of an increase in the number of private education loans that we originate or facilitate for origination.

     Our net interest income in any period will be affected by the size of our retained loan portfolio and by the extent to which the interest income we earn on our loan portfolio and cash balances exceeds our interest expense on the debt we incur to finance our portfolio of loans and operating expenses. In general, increases in interest rates will decrease our interest income, while decreases in interest rates will increase our interest income. More specifically, should interest rates rise, as expected in the near term, we will no longer receive the additional yield on our loans which we refer to as fixed rate floor income. Fixed rate floor income is the additional net interest income we earn as a result of a decline in short-term interest rates from the rates used to fix the borrower’s rate on a consolidation loan. As a result of the decline in short-term interest rates over the last three years, we have earned fixed rate floor income during the past three years.

     We believe that a significant driver of the growth in consolidation loan originations during the past three years has been the increased awareness of consolidation loans on the part of many borrowers who have been out of school for more than one year, as well as on the part of more recent graduates. This recent increase in awareness is a result of extensive marketing efforts by us and other lenders in this market coupled with the effects of the recent low interest rate environment that has heightened interest in these products among both borrowers and lenders. As an increasing percentage of borrowers who have been out of school for more than one year have consolidated their loans in the past several years, we believe that the pool of borrowers seeking to consolidate their loans will decrease. In addition, as a result of two recent regulatory interpretations, the overall consolidation loan market may decrease because we currently cannot consolidate some loans originated under the Federal Direct Loan Program that we were previously consolidating under the FFELP consolidation loan program. We believe our reallocation of marketing resources to other types of borrowers may mitigate the effects of any decrease in the consolidation loan market. We also believe that consolidation of loans by recent graduates with increased debt loads may mitigate the decline in total consolidation loan originations in the market. Our consolidation loan origination volume, accordingly, will decrease unless we increase our share of the consolidation loan origination market. We believe that our recent addition of Youth Media & Marketing Networks should contribute to our ability to increase our market share. We also expect that as the demand grows in financing to bridge the gap between the cost of higher education and government-backed financial aid, the amount of private loans we market or originate in the future will increase through expanded use of our direct-to-consumer marketing platform.

     The most significant components of our operating expenses in our loan origination segment are salaries and benefits and marketing expenses. Substantially all of our marketing expenses and a majority of our salaries and benefits in this segment are incurred in anticipation of generating loan originations. Although such expenses are variable, if our marketing campaigns are not successful, we may require one to two quarters to adjust our expenses and our results of operations will be reduced due to these expenditures. We believe that we are able to increase the amount of loans we service by up to approximately 30% without significantly increasing our fixed expenses.

     We increased our marketing expenses from $10.4 million for the first six months of 2003 to $17.3 million for the first six months of 2004. We expect our marketing expenses to be higher in the second half of 2004, in part as a result of our marketing of new products, our acquisition of Y2M and seasonal fluctuations in marketing activities. We expect that our expenses also will increase as a result of becoming a public company. The third quarter of 2004, the period in which we consummated our initial public offering, will include charges for bonuses paid in connection with the offering, with an aggregate value of $1.4 million and the grant of options and restricted stock to management with an aggregate value of $8.2 million, which will be amortized over four years.

Quarterly Fluctuations

     Our quarterly results of operations have varied significantly in the past and are expected to continue to vary significantly in the future. Our quarterly results of operations in any period will be particularly affected by the amount and timing of our loan sales. Because we target a percentage of our loan originations to be retained on an annual, rather than quarterly basis, our quarterly results of operations will fluctuate. A number of additional factors, some of which are outside of our control, will cause our quarterly results to fluctuate, including:

•	an increase in loan consolidation in November and December, as a result of the expiration of the six-month grace period;

•	the effects of the July 1 reset in borrower interest rates. We give borrowers who complete loan applications during the second quarter the option to fund their loans prior to July 1, when the old rate is effective, or after July 1, when the new rate is effective. Accordingly, if any year’s borrower rate decreases over the prior year’s borrower rate the origination of a significant portion of the loan applications completed in the second quarter will be shifted to the third quarter; conversely, if any year’s borrower rate increases from the prior year’s borrower rate, a higher percentage of completed applications will be originated in the second quarter.

•	seasonal patterns affecting private in-school loans, primarily an increase in private in-school loan originations in the third and fourth quarter as students obtain loans to pay tuition, and a decrease in private in-school loan activity in the second quarter;

•	seasonal patterns affecting marketing expenses, as we generally market most heavily in the second and third quarters of the year in an effort to inform recent college graduates of their consolidation options and offer private in-school loans to students paying tuition;

•	the impact of general economic conditions;

•	changes in interest rates; and

•	the introduction of new product offerings.

Components of Net Revenue

     We have two primary categories of revenue: net interest income and fee income, which since April 2003 has included servicing fee income.

Net Interest Income

     Our net interest income is the excess of interest income we earn on our loan portfolio and cash balances over our interest expense on the debt we incur to finance our portfolio of loans and for general operating purposes. We define net portfolio margin as being equal to the weighted average yield on our loans and restricted cash less the interest expense on the debt we incur to finance our retained loans. The current and future interest rate environment can and will affect our net interest income and net portfolio margin.

     Interest income. Substantially all the loans in our portfolio are FFELP consolidation loans which bear interest at a fixed rate. In addition, in certain interest rate environments we may earn amounts on FFELP loans in excess of the fixed rate of interest due from the borrower. Specifically, the Department of Education will pay us the amount by which a federally determined floating rate exceeds the fixed borrower rate. This amount is a Special Allowance Payment, or SAP, and is based on a formula with respect to FFELP loans held in our portfolio. SAPs, with respect to our FFELP consolidation loans, are generally paid whenever the average of the 91-day financial commercial paper rate in a calendar quarter plus a spread of 2.64% exceeds the rate of interest which the borrower is obligated to pay. With respect to the Stafford loans in repayment status and PLUS loans in our portfolio, SAPs are generally paid whenever the average of the 91-day financial commercial paper rate in a calendar quarter plus a spread of 2.34% or 2.64%, respectively exceeds the borrower rate. Should interest rates rise as expected, we would receive SAPs on loans in our portfolio.

     Our interest income is presented net of amortized origination fees. We pay a one-time loan fee of 0.50% to the DOE on origination of consolidation, Stafford and PLUS loans, which is amortized over the expected life of the loan. This origination fee is required by the DOE to be paid by all lenders upon the origination of FFELP loans. Our interest income is also reduced by a rebate fee, which is required by the DOE to be paid to the DOE by all holders of FFELP consolidation loans on a monthly basis at a rate equal to 1.05% per annum on the FFELP consolidation loans we hold at the end of the month. Our interest income will also be reduced by incentives we offer to borrowers that are designed to attract new borrowers and improve their payment behavior. One incentive program reduces a borrower’s interest rate by 0.25% per annum for so long as the borrower makes monthly payments through automatic deductions from his or her checking or savings account. Approximately 30% of our borrowers currently participate in this program. In addition, we offer borrowers an on-time incentive program that reduces their interest rates by 1.00% per annum for so long as they make their first 36 payments on time and continue to make subsequent payments on time. Because we have implemented this program only recently, it has not resulted to date in any significant reduction in interest income. However, we expect the on-time incentive program to reduce the interest income we earn on our loan portfolio commencing in 2005, particularly with respect to loans of borrowers participating in the automatic deduction programs.

     We also earn interest income from unrestricted cash as well as restricted cash held in our special purpose entities for our asset-backed securitizations.

     Interest expense. We have three categories of interest expense: interest on our warehouse facility, interest on our asset-backed securitizations and interest on our other debt obligations.

     Interest on our warehouse facility is based on the amount outstanding under the facility plus a fee on unused capacity under the facility. The amount outstanding under the warehouse facility is affected by the amount of loans we originate in such period and the timing of securitizations. Deferred financing costs associated with the warehouse facility are amortized using a method that approximates the effective interest method and are recorded as interest expense.

     Interest on our asset-backed securitizations is based on the principal amount of notes outstanding under the facilities as well as the method of determining the interest rate for each securitization tranche. All of our asset-backed securitizations accrue interest at a variable rate. The rate varies based upon when the notes were issued, the fixed spread above an index, the index used and, in certain cases, auction results. The notes issued are either indexed off of three-month LIBOR or at a rate determined at auction. Interest rates on the auction rate notes are generally reset every 28 days. The relative proportion of our asset-back securitizations that accrue interest based on auction rates and on fixed spreads above an index will affect our cost of funds. Broker-dealer and auction agent fees are incurred monthly at a rate per annum of 0.26% in connection with the periodic auction for the auction rate notes and are reflected in interest expense. Deferred financing costs associated with issuing the asset-backed notes are amortized using the effective interest method and are recorded as interest expense.

     Interest expense on other obligations relates to interest expense on items not associated with financing our loan portfolio.

     Net portfolio margin and net interest income. In certain interest rate environments, part of our net portfolio margin includes fixed rate floor income. Fixed rate floor income is the additional net portfolio margin we receive as a result of a decline in short-term interest rates from the rates used to fix the borrower’s rate on a consolidation loan. Fixed rate floor income represents the amount by which interest income, determined at the borrower’s fixed rate, exceeds the amount determined using the DOE computed variable rate. As a result of the decline in short-term interest rates over the last three years, we have earned fixed rate floor income during the past three years. Fixed rate floor income is reduced, and can be eliminated, in a rising interest rate environment.

     (Reversal of) provision for loan losses. We record periodic provisions for loan losses to maintain an allowance for loan losses which management believes is sufficient to cover probable losses in the portfolio. The allowance is an estimate based on the level of guarantee on our loans, the historical experience of losses and the delinquency rates on our portfolio. Moreover, since our portfolio is relatively new, we also review industry loss data in assessing probabilities of loan default.

     In May 2004, we were notified by the DOE that we had been awarded Exceptional Performance status as a servicer and thus our loss claims on loans we service at SunTech will be paid to 100% of the unpaid principal and interest for the twelve month period June 1, 2004 to May 31, 2005. Our loan loss allowance was adjusted during the quarter ended June 30, 2004 to reflect this status.

     The evaluation of the allowance for loan losses is inherently subjective, as it requires material estimates that may be subject to significant changes. The provision for loan losses reflects activity for the applicable period and provides an allowance at a level that our management believes is adequate to cover probable losses inherent in the loan portfolio.

     A loan is placed on non-accrual status at the point at which its guarantee claim is more than 60 days past due or it is concluded that collection of the claim is in doubt. Through June 30, 2004, no loans had been placed on non-accrual status.

Fee Income

     Fees on loan sales. In our loan origination segment, we receive fees for selling FFELP consolidation and private consolidation loan applications to third parties and for marketing private in-school loans for third parties. We receive a fixed fee for each completed FFELP application we sell to third parties. Generally, the amount of the fee is set forth in forward purchase agreements with third parties which are negotiated for between one- and three-year terms and apply to an aggregate number of loan applications sold during each year of the agreement. We also receive fee income from third parties to whom we sell completed private consolidation loan applications and for whom we market private in-school loans. We are paid when a private lender funds a loan that we referred to that lender or its originating partner. Generally, the fee is calculated based on a percentage of the funded amount of the loan. This rate is set forth in agreements with the third parties which have a term of one year, with respect to private consolidation loans, and three years, with respect to private loans, and applies to an aggregate amount of loans funded each year. We recognize revenue from the loan sales when the loans are funded.

     Fees for servicing. Since acquiring SunTech in April 2003, we have received fee income for performing loan servicing activities for third parties pursuant to servicing agreements. Servicing fees under these agreements are calculated based on the number of accounts serviced for each client and specific activities such as disbursement or filing claims with guarantee agencies. The fees are billed monthly. The terms of the agreements vary from one year to the life of the applicable loan portfolio. The intracompany servicing fees paid to our servicer for servicing our own portfolio are eliminated in our consolidated financial statements. Servicing rights recorded on our balance sheet total $0.9 million at June 30, 2004 and relate to the remaining unamortized balance recorded in connection with our acquisition of SunTech. Because we were not the owner of any loans that we currently service for third parties, nor have we paid for the right to service any other loan, we do not have any other servicing rights recorded on our balance sheet.

Expenses

     The majority of our operating expenses consist of salaries and related benefits and marketing expenses. Salaries and related benefits include expenses related to granting incentive stock options to our employees, which we expense in accordance with SFAS No. 123. Marketing expenses include the cost of direct mail campaigns, postage, list development, collateral printing, internet marketing, affinity partner fees and school channel expenditures. The amount of marketing expenses and a portion of the amount of salaries and benefits is directly affected by the scope of our marketing campaigns and the amount of loans we originate or facilitate for origination by other lenders. In addition, our expenses include communications and data processing expenses, professional fees, management and consulting fees, depreciation and amortization and other general and administrative expenses.

     Debt extinguishment expenses. The costs associated with obtaining financing are generally capitalized and recorded as deferred financing costs, which are amortized over the life of the related financing. If we repay the associated financing prior to its anticipated repayment schedule, we are required to write off the remaining deferred financing costs, which is recorded as debt extinguishment expenses.

     Derivatives. In connection with financing our portfolio, we enter into interest rate swap and cap agreements from time to time. Generally, these agreements have maturities of no more than 24 months. We record expenses relating to payments we make under the swaps and caps and mark-to-market gains and losses based on changes in their fair values from period to period. These expenses and gains and losses are not reflected as part of net interest income.

Critical Accounting Policies

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. We base our estimates and judgments on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions.

     On an on-going basis, management evaluates its estimates and judgments, particularly as they relate to accounting policies that management believes are most “critical” — that is, they are most important to the portrayal of our financial condition and results of operations and they require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These accounting policies include accounting for derivatives, determining the level of the allowance for loan losses and accounting for business combinations and goodwill.

   Accounting for derivatives

     We account for derivative and certain financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded at fair value on the balance sheet as either an asset or liability.

     SFAS No. 133 requires that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria as specified by SFAS No. 133 are met. We believe that our derivatives are effective economic hedges through their respective maturity dates. Other than the derivatives having shorter maturities than our floating-rate debt, the derivatives’ variable indices are the same as the debt and the notional amounts are less than the balance of the outstanding debt. We do not hedge the exposure related to all amounts of floating-rate debt outstanding. For three asset-backed securitizations that have bonds that require variable interest payments based on LIBOR, we entered into interest rate swaps with fixed-rate payments and, in turn, receive payments based on a floating rate (equal to one-month LIBOR) from an investment grade-rated counterparty. These swaps minimize the adverse impact of increased interest expense that may result from a rise in short-term interest rates during the initial months of the related securitization transaction. For an increase in LIBOR, the swaps provide a direct offset to increasing interest expense for an amount of debt equivalent to the swaps’ then-outstanding notional amounts.

     Our derivative instruments, the swaps and one interest rate cap, do not meet the criteria to qualify for hedge accounting pursuant to SFAS No. 133, and therefore the Company records changes in their value as derivative mark-to-market expense on the statement of income. The impact of the cash payments and accruals are reported as swap interest expense on the statement of income. The fair value of the derivatives that are positive is included with other assets on the balance sheet and the fair value of the derivatives that are negative is included with accrued liabilities on the balance sheet.

   Allowance for loan losses

     The allowance for loan losses represents management’s estimate of probable losses on loans as of the reporting date. This evaluation process is conducted periodically and is subject to numerous estimates and judgments. The two primary estimates required in developing the appropriate level of the allowance are the probability of default and the loss severity of such defaults. In assessing the probability of defaults, we consider the performance of our portfolio, including delinquency and charge-off trends. We also review the published DOE statistics and the performance characteristics of other lenders. In determining the allowance level we estimate the percentage of our portfolio that we believe would default. The primary factor impacting our severity rate is the existence of the 98% guarantee of principal and interest on our loans. Generally, our loans carry a 98% guarantee of principal and accrued interest. In May 2004, the Company was notified by the DOE that it had been awarded Exceptional Performance status as a servicer and thus its loss claims on loans it services at SunTech will be paid to 100% of the unpaid principal and interest for the twelve month period June 1, 2004 to May 31, 2005. As a result, the risk sharing estimate used in our allowance computation at June 30, 2004, was 1.52% as compared to 2.00% in prior periods. Our estimates of default probabilities are subject to more variability than our severity estimates, as the probability estimates are based on historical information and trends that may not hold true into the future. We update our default probabilities annually, or when trends in the portfolio or industry statistics indicate interim revisions are required. As we expect our student loan portfolio to continue to grow, even if our estimates do not change, we expect our allowance for loan losses to increase over time. Such increases will result from periodic loan loss provisions recorded through the income statement.

     A loan is charged off at the end of the month in which a final determination has been received from the guaranty agency, either in the form of a claim check or an uncurable rejected claim request.

   Business combinations and goodwill

     Our predecessor was acquired in a business combination by CFS. We acquired SunTech in April 2003 and Youth Media and Marketing Networks in April 2004. We follow the guidance in SFAS No. 141 in accounting for business combinations. The standard requires that the purchase consideration be recorded at fair value and that the purchase price be allocated to assets and liabilities at their fair values with any unallocated purchase price attributed to goodwill. Judgments and estimates are required in these fair value determinations and the fair value determinations can affect our results of operations. For example, in the acquisition of our predecessor, a discount on the note issued to the sellers as part of the purchase consideration was recorded to recognize the liability at its fair value. Such discount is being amortized over the life of the note as an adjustment to interest expense. Similarly, in our acquisition of SunTech, we recorded fair value adjustments for certain assets acquired including servicing rights that are amortized as expense in future periods. We may make additional acquisitions in the future. The effect of the estimates of fair value in any future acquisition will be dependent upon the nature of the specific assets acquired and liabilities assumed.

     In the acquisition of our predecessor, the acquisition of SunTech and the acquisition of Y2M, a significant portion of the purchase price was allocated to goodwill. We had $193.1 million of goodwill at June 30, 2004 and $ 160.7 million at December 31, 2003. We follow the guidance in SFAS No. 142 in accounting for goodwill. The standard requires that we perform annual impairment tests of our goodwill. The goodwill impairment test is a two-step process. The first step is to make an estimate of the fair value of each reporting unit and to compare the valuation to the carrying value of the reporting unit including the goodwill. We have used third parties to assist us in deriving estimates for the fair values used in our assessments. The result of our first step has been that the estimated fair values exceed the carrying amounts of the related reporting units indicating that no impairment exists. As a result, we have not been required to perform the second step of the impairment test to determine the amount of any impairment. We will continue to perform the impairment assessment each year. The calculation of fair value in accordance with SFAS No. 142 requires judgments and estimates, including projections of future income and cash flows, the identification of appropriate market multiples and the choice of an appropriate discount rate. Our estimates of anticipated future income and cash flows could be reduced in the future due to changes in circumstances. As a result, the carrying amount of our goodwill could be reduced through impairment charges in the future. Changes in other estimates could also affect the determination of fair value and could impact the carrying amount of our goodwill.

Results of Operations

   Three months ended June 30, 2004 compared to three months ended June 30, 2003

     Net revenue. Net revenue was $38.1 million for the three months ended June 30, 2004, an increase of 147.4% from net revenue of $15.4 million for the three months ended June 30, 2003. The increase in net revenue was primarily the result of an increase in interest income on student loans and fee income on loan originations, offset by an increase in interest expense on asset-backed securitizations.

   Net interest income

     Interest income. Interest income increased by $17.2 million, or 122.9%, to $31.2 million for the three months ended June 30, 2004 compared to $14.0 million for the three months ended June 30, 2003. This increase was the result of an increase in the average balance of loans in our portfolio, which grew to $3.6 billion in the three months ended June 30, 2004 from $1.3 billion for the comparable period of 2003. The amount of loan originations retained increased to $328.5 million in the 2004 period compared to $308.1 million in the 2003 period. The impact of our increased portfolio was partially offset by changes in interest rates and in the characteristics of our loan assets. The average yield on our loan portfolio decreased to 4.59% for the three months ended June 30, 2004 from 5.09% for the comparable period of 2003 due to the inclusion in the 2004 period of consolidation loans originated with a fixed rate in the lower interest rate environment from July 1, 2003 to June 30, 2004. We received SAPs totaling $1.7 million and $0.1 million for the 2004 and 2003 periods, respectively. We received fixed rate floor income of $6.4 million and $3.9 million for the three months ended June 30, 2004 and 2003, respectively. The increase in fixed rate floor income was primarily the result of the increase in the average balance of loans in our portfolio and decreases in applicable interest rates. Interest income on restricted cash decreased $1.3 million to $0.3 million for the 2004 period compared to $1.6 million for the 2003 period due primarily to a decrease in the amount of restricted cash. The decline in restricted cash was the result of funds from asset-backed securitizations being more quickly invested in loans or used to pay down securitization debt. Other interest income was $0.1 million for both the three months ended June 30, 2004 and 2003.

     Interest expense. Interest expense increased by $5.1 million, or 49.0%, to $15.5 million for the three months ended June 30, 2004 from $10.4 million for the comparable period of 2003. Our average debt balance under our warehouse and asset-backed securitizations increased by $1.9 billion to $3.8 billion for the 2004 period from $1.9 billion for the 2003 period. Interest expense on this debt increased $6.9 million to $14.5 million in the three months ended June 30, 2004 compared to $7.6 million in the three months ended June 30, 2003. Our average cost of funds was 1.54% for the 2004 period and 1.66% for the 2003 period. Interest expense on other debt obligations decreased to $1.0 million in the three months ended June 30, 2004 compared to $2.7 million in the comparable three months of 2003, primarily as a result of a change in the composition of other debt obligations. In October 2003, we entered into a revolving line of credit and borrowed $40.0 million which was used in combination with the issuance of common and preferred stock to repay the senior notes that had been issued to finance our acquisition by Lightyear. The new revolving line of credit was at a substantially lower interest rate than the senior notes.

     (Reversal of) provision for loan losses. We reversed a portion of the allowance for loan losses in the amount of $1.9 million and recorded a provision of $0.4 million for the three months ended June 30, 2004 compared to a reversal of $0.8 million and a provision of $0.7 million in the three months ended June 30, 2003. The reversal in 2004 resulted from the Company being awarded Exceptional Performance status by the DOE and claims being guaranteed at 100% for the period June 1, 2004 to May 31, 2005.

     Net portfolio margin and net interest income after (reversal of) provision for loan losses. Net portfolio margin increased to 1.75% for the three months ended June 30, 2004 from 1.37% for the three months ended June 30, 2003 primarily due to an increase in our average student loan balance relative to restricted cash, partially offset by a decrease in the average yield on our student loans. A reconciliation of net portfolio margin to the most comparable information which has been prepared in accordance with GAAP is provided below. See “—Net Portfolio Margin Analysis.” As a result of the foregoing, net interest income after (reversal of) provision for loan losses increased by $13.3 million to $17.1 million for the 2004 period compared to $3.8 million for the 2003 period.

   Fee income.

     Fees on loan sales. Fees on loan sales increased to $17.8 million for the three months ended June 30, 2004 from $9.2 million for the three months ended June 30, 2003, primarily reflecting the higher percentage and increased volume of loans originated which were sold to third parties during the 2004 period compared to the 2003 period, as well as better pricing for the sale of completed loan applications under our forward purchase agreements. The amount of loans originated that were sold to, or marketed for, third parties increased to $375.2 million in the 2004 period from $229.3 million for the 2003 period. Included in our fees on loan sales were fees for marketing private-in-school loans, which increased to $1.8 million for the 2004 period from $0.2 million in the comparable period of 2003.

     Fees for servicing. We generated $3.2 million in loan servicing fees on a consolidated basis for the three months ended June 30, 2004, compared to $2.5 million in the comparable 2003 period, due to the April 2003 acquisition of SunTech. On a separate segment basis, we recorded loan servicing income for the 2004 and 2003 periods of $4.5 million and $2.9 million, respectively, including $1.3 million and $0.4 million, respectively from the servicing of loans in our portfolio. As of June 30, 2004 SunTech serviced $9.9 billion of loans, an increase of 3.1% from the amount of loans serviced at March 31, 2004 and an increase of 38.3 % from the amount of loans serviced at June 30, 2003.

     Expenses. Total expenses (excluding derivative related expenses) increased $6.8 million, or 24.1%, to $35.0 million for the three months ended June 30, 2004 compared to $28.2 million for the three months ended June 30, 2003, primarily as a result of increased salaries and related benefits, higher marketing expenses, the April 2003 acquisition of SunTech and the April 2004 acquisition of Y2M.

     Salaries and benefits increased $2.3 million, or 16.5%, to $16.2 million for the 2004 period compared to $13.9 million for the 2003 period. Salaries and benefits increased due to increased salaries in our loan origination segment primarily from the acquisition of Y2M and increased health care costs.

     Marketing expenses increased $4.4 million, or 67.7%, to $10.9 million for the three months ended June 30, 2004 compared to $6.5 million for the three months ended June 30, 2003, due to an increase in marketing activities across all our product lines, including an increased focus on marketing private loans, and the acquisition of Y2M. In addition, as a result of the introduction of the national “do not call” list in September 2003, we significantly increased our direct mail and internet advertising efforts.

     Communications and data processing expense decreased $0.1 million for the three months ended June 30, 2004 compared to the comparable period of 2003 primarily due to lower postage and delivery expenses. Management and consulting fees decreased to $0.8 million for the 2004 period from $0.9 million for the 2003 period. Professional fees decreased $0.6 million, or 30.0%, to $1.4 million for the three months ended June 30, 2004 compared to $2.0 million for the three months ended June 30, 2003 as a result of a reduction in advisory fees. Other general and administrative expenses increased $0.7 million, or 36.8%, for the three months ended June 30, 2004 compared to the same period of 2003 as a result of increased travel, higher trust expenses related to two additional trusts and expenses related to moving functions between offices. Depreciation and amortization increased $0.2 million to $1.3 million in the 2004 period compared to $1.1 million in the 2003 period, primarily as a result of the acquisition of additional computer equipment, other property and software in 2003 and 2004.

     Derivatives. Our interest rate swaps and cap resulted in aggregate swap interest of $2.0 million for the three months ended June 30, 2004 and $0.7 million for the three months ended June 30, 2003 and derivative mark-to-market income of $5.9 million for the 2004 period compared to less than $0.1 million income for the comparable 2003 period due to higher notional amounts outstanding.

     Income tax provision. Income tax provision increased by $2.6 million to a $2.7 million provision for the three months ended June 30, 2004 compared to a $0.1 million provision for the three months ended June 30, 2003 due to higher earnings and the increase in our effective tax rate. Included in our net loss for 2003 were non-deductible expenses, which caused our 2003 effective tax rate to be at a rate below the statutory rate.

     Net income (loss). Net income (loss) increased to net income of $2.1 million for the three months ended June 30, 2004 from a net loss of $15.1 million for the three months ended June 30, 2003, primarily as result of the increase in interest and fee income and the derivative mark-to-market gain as described above.

   Six months ended June 30, 2004 compared to six months ended June 30, 2003

     Net revenue. Net revenue was $72.8 million in the six months ended June 30, 2004, an increase of 52.3% from net revenue of $47.8 million in the six months ended June 30, 2003. The increase in net revenue was primarily the result of an increase in interest income on student loans and fee income from loans serviced by SunTech, which was acquired in April 2003, offset in part by an increase in interest expense on asset-backed securitizations.

   Net interest income.

     Interest income. Interest income increased by $33.9 million to $58.1 million in the first six months of 2004 compared to $24.2 million in the comparable period in 2003. This increase was the result of an increase in the average balance of loans in our portfolio, which grew to $3.3 billion in the 2004 period from $1.1 million in 2003 period, as we continued to retain a greater portion of the federally guaranteed consolidation loans we originated. The amount of loan originations retained increased to $930.1 million in six months ended June, 30 2004 from $482.5 million in the first six months of June 30, 2003. The impact of our increased portfolio was partially offset by changes in interest rates and in the pricing characteristics of our loan assets. The average yield on our loan portfolio decreased to 4.57% in the 2004 period from 5.02% in the 2003 period due to the addition of consolidation loans originated with a fixed rate in the lower interest rate environment from July 1, 2003 to June 30, 2004. We received SAPs totaling $2.8 million in the first six months of 2004 and $0.2 million in the first six months of 2003. We received fixed rate floor income of $12.9 million in the six months ended June 30, 2004 and $6.6 million in the comparable period of 2003, primarily as a result of the increase in the average balance of loans in our portfolio and decreases in applicable interest rates. Interest income on restricted cash decreased $1.8 million, or 75.0%, to $0.6 million in the first six months of 2004 due to a decrease in the amount of restricted cash and lower interest rates. The decline in restricted cash was the result of funds from asset-backed securitizations being more quickly invested in loans or used to repay securitization debt. Other interest income increased $0.2 million to $0.3 million in the first half of 2004 compared to $0.1 million in the first half of 2003.

     Interest expense. Interest expense increased by $9.5 million, or 49.7%, to $28.6 million in the first six months of 2004 from $19.1 million in the first six months of 2003. Our average debt balance under our warehouse and asset-backed securitizations increased by $2.0 billion to $3.6 billion in the first half of 2004 from $1.6 billion in the first half of 2003. Interest expense on this debt increased $14.0 million, or 107.7%, to $27.0 million in the 2004 period compared to $13.0 million in 2003 period. The reduction in short-term interest rates, together with a reduction in the portion of asset-backed securitizations funded with auction rate notes, decreased our average cost of funds to 1.54% for the six months ended June 30, 2004 from 1.64 % for the six months ended June 30, 2003. Interest expense on other indebtedness decreased to $1.6 million in the 2004 period compared to $6.1 million in the 2003 period, primarily as a result of a change in the composition of other debt obligations. In October 2003, we entered into a revolving line of credit and borrowed $40.0 million, which in combination with proceeds from the issuance of common and preferred stock, was used to repay our senior notes that had been issued to finance our acquisition by Lightyear. The new revolving line of credit was at a substantially lower interest rate than the senior notes.

     (Reversal of) provision for loan losses. We reversed a portion of the allowance for loan losses in the amount of $1.9 million and recorded a provision of $1.4 million for the six months ended June 30, 2004 compared to a reversal of $0.8 million and a provision of $0.1 million in the six months ended June 30, 2003. The reversal in the 2004 period resulted from the Company being awarded Exceptional Performance status by the DOE. Our allowance for loan losses as a percentage of outstanding loans at quarter end decreased to 0.09% in the first six months of 2004 from 0.14% in the first six months of 2003.

     Net portfolio margin and net interest income after (reversal of) provision for loan losses. Net portfolio margin increased to 1.76% in the six months ended June 30, 2004 from 1.39% in the first six months of 2003 primarily due to lower rates of interest on indebtedness used to finance our portfolio, increased interest income and an increase in the average yield on our student loans. Net interest income after provision for loan losses increased by $25.2 million to $30.0 million in the 2004 period compared to net interest income after (reversal of) provision for loan losses of $4.8 million in the 2003 period.

   Fee income.

     Fees on loan sales. Fees on loan sales decreased to $36.4 million in the first half of 2004 from $40.6 million in the first half of 2003, primarily reflecting the lower percentage of loans originated which were sold to third parties, offset in part by better pricing for the sale of completed loan applications under our forward purchase agreements. The amount of loans originated that were sold to, or marketed for, third parties decreased to $801.6 million for the six months ended June 30, 2004, from $1,063.1 million for the six months ended June 30, 2003. Included in our fees on loan sales were fees for marketing private in-school loans, which increased to $3.3 million in the first six months of 2004 from $0.4 million in the comparable 2003 period. This increase primarily reflected the launch in May 2003 of our program for private loan products targeted at in-school students.

     Fees for servicing. We generated $6.4 million in loan servicing fees on a consolidated basis for the first six months of 2004 compared to $2.5 million in the first six months of 2003, in which SunTech was acquired in May 2003. On a separate segment basis, we recorded loan servicing fees for the 2004 and 2003 periods of $9.1 million and $2.9 million, respectively, including $2.7 million and $0.4 million, respectively from the servicing of loans in our portfolio. As of June 30, 2004 SunTech serviced $9.9 billion of loans, an increase of 11.2% from the amount of loans serviced at December 31, 2003 and an increase of 38.3% from the amount of loans services at June 30, 2003.

     Expenses. Total expenses (excluding derivative related expenses) increased $12.5 million, or 24.9%, to $62.8 million in the first six months of 2004 compared to $50.3 million in the first six months of 2003, primarily as a result of increased salary and benefit expenses, increased marketing expenses, the April 2003 acquisition of SunTech and the April 2004 acquisition of Y2M.

     Salaries and benefits increased $3.9 million, or 14.8%, to $30.2 million in the six months ended June 30, 2004 compared to $26.3 million in the six months ended June 30, 2003. Salaries and benefits increased in our loan origination segment by $1.0 million and in our loan servicing segment by $2.8 million. Increases were due to increased health care costs and the acquisitions of SunTech in April 2003 and Y2M in April 2004. Our salary and benefits attributable to our stock incentive plan were negligible in the first six months of 2004 and 2003.

     Marketing expenses increased $6.9 million, or 66.3%, to $17.3 million in the first six months of 2004 compared to $10.4 million in the first six months of 2003 due to an increase in marketing activities across all our product lines, including an increased focus on marketing private loans, increased direct mail and internet advertising in response to the national “do not call” list introduced in September 2003, and the acquisition of Y2M.

     Communications and data processing expense was approximately the same in the 2004 and 2003 periods. Management and consulting fees increased to $1.7 million in the 2004 period from $1.4 million in the 2003 period. Professional fees decreased $1.1 million to $2.4 million in the first half of 2004 compared to $3.5 million in the first half of 2003 as a result of lower consultant expenses. Other general and administrative expenses increased $1.7 million, or 50.0%, in the first six months of 2004 compared to the first six months of 2003 as a result of increased travel, franchise taxes supplies, office relocation and corporate insurance. Depreciation and amortization increased $0.9 million to $2.6 million in the 2004 period compared to $1.7 million in the 2003 period, primarily as a result of the acquisition of additional computer equipment, other property and software in 2003.

     Derivatives. Our interest rate swaps and interest rate cap resulted in swap interest expense of $3.6 million in the first half of 2004 versus $1.2 million in the first half of 2003 and derivative mark-to-market income of $6.1 million in the first half of 2004 and expense of $2.9 million in the first half of 2003.

     Income tax provision (benefit). Income tax provision increased by $5.8 million to a provision of $ 4.9 million for the six months ended June 30, 2004 compared to a benefit of $0.9 million for the six months ended June 30, 2003 due to the increase in income before taxes compared to a loss in 2003 and the increased effective tax rate. Our effective tax rate was 39.4% for the first six months of 2004 compared to (14.1)% for the first six months of 2003. Included in our net loss for 2003 were non-deductible expenses, which caused our 2003 effective tax rate to be at a rate below the statutory rate.

     Net income (loss). Net income (loss) increased to net income of $3.3 million for the first half of 2004 from a net loss of $8.3 million for the first half of 2003, as a result of the factors discussed above, offset in part by an increase in the accretion of dividends on preferred stock.

Financial Condition

  At June 30, 2004 compared to December 31, 2003

     Total assets increased $1.0 billion to $4.2 billion at June 30, 2004 from $3.2 billion at December 31, 2003. This was due primarily to an increase in our loan portfolio of approximately $0.8 billion, to $3.7 billion at June 30, 2004 from $2.9 billion at December 31, 2003. All of the loans in our portfolio are FFELP loans and over 99% are consolidation loans.

     Total liabilities increased $0.9 billion to $4.0 billion at June 30, 2004 from $3.1 billion at December 31, 2003. The growth in liabilities was a result of an increase in debt incurred to finance our loan portfolio.

     Preferred stock of our consolidated subsidiary increased $4.3 million to $93.4 million at June 30, 2004 from $89.1 million at December 31, 2003 as a result of the accretion of dividends on the preferred stock of our subsidiary. The liquidation preference of all preferred stock was paid in July 2004 from the net proceeds of the initial public offering in connection with the merger of the subsidiary into its parent in accordance with the plan of liquidation for federal tax purposes. As a result, there will be no further accretion or payment of preferred dividends.

     Stockholders’ equity increased $3.4 million to $28.6 million at June 30, 2004 from $25.2 million at December 31, 2003 primarily as a result of net income for the first half of 2004.

Liquidity and Capital Resources

     We finance our operations through operating cash flow and borrowings under a warehouse facility, asset-backed securitizations and a revolving line of credit. Operating activities provided net cash of $0.4 million in the first six months of 2004, a decrease of $3.6 million from the net cash provided by operating activities of $4.0 million in the first six months of 2003. The primary reason for this decrease was the change in our business strategy from selling substantially all of our FFELP loans to third parties for fee income to retaining a significant percentage of our FFELP loan originations in our portfolio and funding this growth through secured financing arrangements, primarily asset-backed securitizations. Net cash used in investing activities increased to $917.8 million in the first six months of 2004 from $461.4 million in the first six months of 2003 primarily as a result of the increase in size of our retained portfolio. Net cash provided by financing activities increased to $910.7 million in the first six months of 2004 from $432.6 million in the first six months of 2003, primarily as a result of the increased financing for our retained portfolio. We believe that the use of our warehousing capacity, continued access to the asset-backed securitization market and forward purchase agreements will provide adequate liquidity to fund our operations, loan processing and originations and capital expenditures for the foreseeable future.

     On October 30, 2003, we obtained from two national financial institutions a three-year $45.0 million revolving credit facility, which was increased to $62.5 million pursuant to an amendment on April 21, 2004 to acquire Youth Media and Marketing Networks. The revolving line of credit bears interest, payable quarterly, at LIBOR plus 3.50%. We are also required to pay a commitment fee of 0.50% on undrawn amounts under the facility. The facility is secured by substantially all of our non-student loan assets, including the outstanding capital stock or limited liability company membership interests of all of our wholly-owned operating subsidiaries other than subsidiaries that hold our loan portfolio. The credit facility contains certain mandatory prepayment and commitment reduction provisions and event of default provisions (including relating to a change of control), as well as affirmative and negative covenants, which include restrictions on the payment of dividends, incurrence of additional debt and capital expenditures. In addition, we are subject to, and in compliance with, certain financial covenants including ratios related to fixed charges coverage, interest coverage and leverage. We and certain of our subsidiaries have guaranteed all of our obligations under the credit agreement. We drew $40.0 million initially under the facility to retire a portion of the senior notes that had been issued to help finance our acquisition by Lightyear in May 2002. On April 21, 2004, we borrowed $34.0 million in order to fund the acquisition of Youth Media & Marketing Networks. As of June 30, 2004, approximately $54.5 million was outstanding on this revolving line of credit. Upon completion of the initial public offering, approximately $42.1 million of the net proceeds were used to repay a portion of the indebtedness outstanding under the revolving line of credit, at which time the amount of the facility was reduced to $30.0 million pursuant to a second amendment which became effective at such time. As amended pursuant to the second amendment, the facility will terminate in July 2005.

     In July 2003, we obtained a one-year, $500.0 million conduit warehouse financing facility, through a special purpose company, to fund our loan originations. In February 2004, we requested and received a temporary increase in this facility to permit financing up to $1.0 billion to permit us to finance additional loans prior to issuing asset-backed securities in April 2004, and as of the end of April 2004 capacity under the facility returned to $500.0 million. We use the warehouse facility to fund our loan originations until such time as we accumulate sufficient loans to effectively access the asset-backed securitization market and we may seek to expand our warehouse availability from time to time in order to continue to most efficiently access that market, although we do not have a contractual right to increase this facility at this time. We pay a fee of 0.15% per annum on the unused portion of the facility and, accordingly, have maintained availability at levels we believe are appropriate to fund our loan originations. The ability to draw on the facility expires in July 2005 unless extended. It must be repaid in full by July 2006 unless extended. The warehouse facility is provided by a commercial paper conduit with liquidity support provided by a national financial institution. The facility is secured by our portfolio of loans financed under the facility. The interest rate on funds advanced by the conduit lender is calculated based on the commercial paper rate plus a margin and for funds advanced by the liquidity provider at the Eurodollar rate plus 1.0% or the alternate base rate. The interest rate on amounts outstanding under the warehouse facility on June 30, 2004 was 1.58%. As of June 30, 2004, $25.1 million was outstanding under our warehouse facility. The conduit facility contains certain affirmative and negative covenants as well as reporting requirements and covenants relating to loan servicing. The affirmative covenants require us to, among other things, preserve the federal guarantee on our FFELP loan portfolio. An event of default under the conduit facility will occur if, among other things, the federal guarantee on FFELP loans is reduced, the excess spread on the loans in our portfolio drops below a certain rate or the default rate of loans in our portfolio exceeds a certain percentage.

     In April 2004 and in 2003 and 2002 we issued $1.1 billion, $1.9 billion and $500.0 million, respectively, of asset-backed notes in order to retain loans on our balance sheet. These secured financings were issued primarily in the domestic capital markets and are secured by separate pools of FFELP loans. Securities issued in our securitizations accrue interest based on a rate of a spread to LIBOR or set under an auction procedure related to the securities as more fully described below. The securitization transactions require certain levels of cash reserves and require we distribute cash flows to the bondholders on a priority basis. Other than cash paid for servicing and administration, all of the cash flows from our securitized assets have been paid to the bondholders and, therefore, have not been available to us for business operations.

     As part of our securitization transactions, we borrowed funds in excess of the principal balance of the loans included in the applicable securitization transactions. A portion of these additional funds was used to repay our other indebtedness and fund our operations. The timing of future cash flows may be affected by the amount of loans in our portfolio in grace or deferment status or with respect to which we have granted forbearance and the level of delinquencies. In the first six months of 2004, we made $67.6 million in principal payments and in the comparable 2003 period, we made $13.6 million principal payments on our asset-backed securitizations. Our rights to cash flows from securitized loans are subordinate to noteholders interests and these loans may fail to generate any cash flows beyond what is due to pay the noteholders. We anticipate continuing to access the domestic asset-backed securitization market in 2004 and subsequent years. The timing of future issuances will depend on market conditions.

     On May 17, 2002, in connection with our acquisition by Lightyear and its affiliates, CFSL Acquisition Corp. issued a 4.47% subordinated note, due June 30, 2007, in the principal amount of $15.0 million to the previous owners of the Company. The note may be redeemed at any time at the option of the Company, and must be redeemed in the event of a change of control of the Company.

     The following tables summarize our indebtedness and capital leases outstanding as of June 30, 2004 and December 31, 2003:

	As of June 30, 2004
	Principal		Interest
	amount	Percent of total	rate range	Final maturity(2)
	(dollars in millions)
				07/20/04 -
Warehouse facility	$25.1	0.6%	1.58%	07/18/06(3)
Asset-backed notes:(1)
Notes based on LIBOR	1,775.5	44.4	1.34% - 1.89%	03/01/12 - 03/28/21
Notes based on auction rates	2,126.4	53.2	1.35% - 1.65%	12/01/41 - 12/01/43

Total asset-backed notes and warehouse facility	3,927.0	98.2
Revolving line of credit	54.5	1.4	4.80%	09/30/06
Fixed-rate notes	14.3 (4)	0.5	4.47%	06/30/07
Fixed-rate capital leases	1.7	0.1	6.34% - 7.82%	04/01/08

Total	$3,997.5	100.0%

	As of December 31, 2003
	Principal	Percent	Interest
	amount	of total	rate range	Final maturity(2)
	(dollars in millions)
				07/20/04 -
Warehouse facility	$144.8	4.7%	1.52%	07/18/06(3)
Asset-backed notes:(1)
Notes based on LIBOR	897.1	29.5	1.23% - 1.47%	03/01/12 - 03/28/21
Notes based on auction rates	1,959.0	64.4	1.18% - 1.33%	12/01/41 - 12/01/43

Total asset-backed notes and warehouse facility	3,000.9	98.6
Revolving line of credit	26.3	0.8	4.62%	09/30/06
Fixed-rate notes	14.2 (4)	0.3	4.47%	06/30/07
Fixed-rate capital leases	1.9	0.1	6.34% - 7.82%	04/01/08

Total	$3,043.3	100.0%

(1)	Issued in securitization transactions.

(2)	The final maturity date is the stated legal maturity of the applicable class of notes. However, the principal of the notes is paid based on the receipt of principal payments under the applicable pools of loans and is expected to be paid prior to the final maturity date.

(3)	The warehouse facility may be drawn upon to July 2005, unless it is extended, and must be repaid by July 18, 2006.

(4)	Balances are net of unamortized discount of $0.6 million and $0.8 million as of June 30, 2004 and December 31, 2003, respectively.

     Payments on outstanding indebtedness and capital and operating lease obligations are due after June 30, 2004 in varying amounts as follows:

	Total	< 1 year	1 - 3 years	3 - 5 years	> 5 years
	(dollars in millions)
Warehouse facility	$25.1	$25.1	—	—	—
Asset-backed notes(1)	3,901.9		—	—	3,901.9
Other indebtedness(2)	68.8	41.9	26.9	—	—
Capital lease obligations	1.7	0.4	1.0	0.3	—
Operating lease obligations	9.9	1.9	2.9	2.4	2.7

Total	$4,007.4	$69.3	$30.8	$2.7	$3,904.6

(1)	Principal on our asset-backed notes will be paid based on receipt of principal payments under the applicable pools of loans and is expected to be paid prior to final maturity date of the notes.

(2)	Includes $54.5 million outstanding under our revolving line of credit and $14.3 million of our fixed-rate notes outstanding.

     In addition, we have forward purchase agreements under which we are obligated to sell a minimum amount of FFELP loan applications, refer private education loan applications and sell all of the funded private consolidation loan applications we originate. These commitments generally run for between one and three years. As of June 30, 2004 and December 31, 2003, we were obligated to sell $902.7 million and $1.2 billion, respectively, in loan applications at contractual rates under various agreements through December 31, 2004.

Off Balance Sheet Arrangements

     We do not have any off balance sheet arrangements. As described above, all of our asset-backed securitizations are treated as indebtedness on our balance sheet.

Loan Portfolio

     The table below describes the components of our loan portfolio as of June 30, 2004 and December 31, 2003:

	As of June 30,		As of December 31,
	2004		2003
	(dollars in millions)
		Percent		Percent
	Principal(1)	of total	Principal(1)	of total
FFELP loans:
Consolidation	$3,699.4	99.9%	$2,830.9	99.9%
PLUS	2.5	0.1	2.9	0.1
Stafford	1.1	—	0.3	—

Total	$3,703.0	100.0%	$2,834.1	100.0%

(1)	Amounts reflect principal balance of loans without adjustments for deferred loan costs which, as of June 30, 2004, totaled $36.0 million and as of December 31, 2003 totaled $26.4 million, respectively. Amounts also exclude the allowance for loan losses of $3.5 million as of June 30, 2004 and $4.1 million as of December 31, 2003.

     The table below shows the repayment status of loans and delinquency amounts as of June 30, 2004 and 2003 and December 31, 2003. Delinquencies have the potential to adversely impact our earnings through increased servicing and collection costs and write-offs.

	As of June 30,			As of December 31,
	2004			2003
		Percent of	Percent of		Percent of	Percent of
		loan	loans in		total loan	Loans in
	Principal	portfolio	repayment	Principal(1)	portfolio	repayment
	(dollars in millions)
Loans in school/grace/deferment(2)	$420.9	11.3%		$275.7	9.7%
Loans in forbearance(3)	239.8	6.5		167.4	5.9
Loans in repayment status:
Current	2,818.2	76.1	92.6%	2,276.7	80.3	95.1%
Delinquent 31-60 days(4)	110.2	3.0	3.6	54.0	1.9	2.3
Delinquent 61-90 days	36.4	1.0	1.2	21.4	0.8	0.9
Delinquent over 90 days(5)	77.5	2.1	2.6	38.9	1.4	1.7

Total loans in repayment	3,042.3	82.2	100.0%	2,391.0	84.4	100.0%

Total loan portfolio	$3,703.0	100.0%		$2,834.1	100.0%

(1)	Amounts reflect principal balance of loans without adjustments for deferred loan costs, which, as of June 30, 2004 and December 31, 2003 totaled $36.0 million, and $26.4 million, respectively. Amounts also do not reflect the allowance for loan losses of $3.5 million and $4.1 million as of June 30, 2004 and December 31, 2003, respectively.

(2)	Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(3)	Loans for borrowers who have temporarily ceased making full payments due to hardship or other factors, according to a schedule approved by the servicer consistent with the established loan program servicing procedures and policies.

(4)	The period of delinquency is based on the number of days scheduled payments are contractually past due and relate to loans in repayment status, that is, receivables not charged off, and not in school, grace, deferment or forbearance.

(5)	Includes loans of $4.6 million and $1.9 million as of June 30, 2004 and December 31, 2003, respectively, in claim status, which are loans that are over 270 days past due, which have gone into default and have been submitted to the guaranty agency for FFELP loans to process the claim for payment.

Net Portfolio Margin Analysis

     The following table sets forth the net portfolio margin on average student loans and restricted cash for the periods indicated. We define net portfolio margin as being equal to the weighted average yield on our loans and restricted cash after amortization of capitalized origination costs and purchase accounting adjustments, less the weighted average interest expense on the debt we incur to finance our loans. Management believes that net portfolio margin provides investors with information that is useful in evaluating the earnings performance of our loan portfolio.

	Three months ended June 30,				Six months ended June 30,
	2004		2003		2004		2003
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
	(dollars in thousands)
Student loan and restricted cash yield	$41,591	4.40%	$17,877	3.90%	$77,422	4.42%	$31,115	3.91%
DOE rebate(1)	(9,581)	(1.01)	(3,475)	(0.76)	(18,068)	(1.03)	(6,169)	(0.77)
Amortization(2)	(936)	(0.10)	(492)	(0.11)	(1,601)	(0.09)	(914)	(0.11)

Net student loan and restricted cash yield	31,074	3.29	13,910	3.03	57,753	3.30	24,032	3.03
Asset-backed notes and lines of credit	(14,546)	(1.54)	7,610)	(1.66)	(26,952)	(1.54)	(13,043)	(1.64)

Net portfolio margin	$16,528	1.75%	$6,300	1.37%	$30,801	1.76%	$10,989	1.39%

Average balance of student loans and restricted cash	$3,802,536		$1,839,764		$3,522,548		$1,606,336

(1)	Reflects the 1.05% per annum rebate fee on FFELP consolidation loans that is paid monthly divided by the average balance of student loans and restricted cash.

(2)	Represents the amortization of capitalized origination costs and purchase accounting adjustments, including the 0.50% fee payable to the DOE on the origination of FFELP loans.

     The following table sets forth, for the periods indicated, information regarding the total amounts and rates of interest income from interest-earning assets and interest expense from interest-bearing liabilities. This table also provides a reconciliation of net portfolio margin to net interest income, which has been prepared using the interest income and interest expense amounts included in the Company’s historical income statements.

	Three months ended June 30,
	2004				2003
			Average				Average
		Interest	rate			Interest	rate
	Average	income/	earned/		Average	income/	earned/
	balance	expense	paid		balance	expense	paid
	(dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$11,994	$120	4.02%		$20,241	$61	1.21%
Restricted cash	189,097	348	0.74		559,396	1,613	1.16
Student loans	3,613,439	41,243	4.59		1,280,368	16,264	5.09
DOE rebate(1)		(9,581)	(1.07)			(3,475)	(1.09)
Amortization(2)		(936)	(0.10)			(492)	(0.15)

Student loans after DOE rebate and amortization	3,613,439	30,726	3.42		1,280,368	12,297	3.85

Total interest-earning assets	$3,814,530	31,194	3.29%		$1,860,005	13,971	3.01%

Interest-bearing liabilities:
Asset-backed notes and lines of credit	$3,845,178	14,546	1.52%		$1,862,584	7,610	1.64%
Other debt obligations, net	60,858	931	6.15		78,930	2,727	13.86
Capital lease obligations	1,752	41	9.41		1,242	16	5.17

Total interest-bearing liabilities	$3,907,788	15,518	1.60		$1,942,756	10,353	2.14

Net interest income and margin		$15,676	1.65	%(3)		$3,618	0.78	%(3)

Reconciliation to net portfolio margin:
Net interest income		$15,676				$3,618
Less: interest income on cash and cash equivalents		(120)				(61)
Plus: interest expense on other debt obligations, net		931				2,727
Plus: interest expense on capital lease obligations		41				16

Net portfolio margin		$16,528				$6,300

	Six months ended June 30,
	2004				2003
			Average				Average
		Interest	rate			Interest	rate
	Average	income/	earned/		Average	income/	earned/
	balance	expense	paid		balance	expense	paid
	(dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$13,158	$305	4.65%		$26,949	$123	0.92%
Restricted cash	149,358	574	0.77		451,860	2,394	1.07
Student loans	3,373,190	76,848	4.57		1,154,476	28,721	5.02
DOE rebate(1)		(18,068)	(1.07)			(6,169)	(1.08)
Amortization(2)		(1,601)	(0.10)			(914)	(0.16)

Student loans after DOE rebate and amortization	3,373,190	57,179	3.40		1,154,476	21,638	3.78

Total interest-earning assets	$3,535,706	58,058	3.29		$1,633,285	24,155	2.98

Interest-bearing liabilities:
Asset-backed notes and lines of credit	$3,562,787	26,952	1.52%		$1,624,387	13,043	1.62%
Other debt obligations, net	52,147	1,570	6.04		89,312	6,067	13.70
Capital lease obligations	1,809	74	8.20		710	18	5.11

Total interest-bearing liabilities	$3,616,743	28,596	1.59		$1,714,409	19,128	2.25

Net interest income and margin		$29,462	1.67	%(3)		$5,027	0.62	%(3)

Reconciliation to net portfolio margin:
Net interest income		$29,462				$5,027
Less: interest income on cash and cash equivalents		(305)				(123)
Plus: interest expense on other debt obligations, net		1,570				6,067
Plus: interest expense on capital lease obligations		74				18

Net portfolio margin		$30,801				$10,989

(1)	Reflects the 1.05% per annum rebate fee on FFELP consolidation loans that is paid monthly divided by the average balance of student loans.

(2)	Represents the amortization of capitalized origination costs and purchase accounting adjustments, including the 0.50% fee payable to the DOE on the origination of FFELP loans.

(3)	Net interest margin is net interest income divided by the average total interest-earning assets.

Interest Rate Risk

     Because we expect to generate a significant portion of our earnings from the difference, or spread, between the yield we receive on our loan portfolio of student loans and the cost of financing these loans, our results of operations are sensitive to interest rates. We fund our loan portfolio with variable-rate debt. In the current low interest rate environment, our loan portfolio is yielding excess net interest income, which is referred to as fixed rate floor income, as a result of a decline in short-term rates from the rates used to fix the borrower’s rate on a consolidation loan. See Risk Factors described in Exhibit 99.1 to this report which is incorporated by reference herein.

     Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Our net interest income is affected by changes in various interest rates, including LIBOR and the commercial paper rate. In higher interest rate environments, an increasing portion of the FFELP consolidation loans in our portfolio will earn interest at a variable rate. Loans in our portfolio earn interest at a variable rate when the floating rate based on the special allowance payment formula exceeds the fixed borrower rate. At this time, the loans will be effectively matched with variable-rate debt, and the impact of interest rate fluctuations will be substantially reduced.

     As a result of the decline in short-term interest rates over the last three years, we have earned fixed rate floor income during the past three years. Fixed rate floor income is reduced and can be eliminated in a rising interest rate environment. For example, for the six months ended June 30, 2004, our student loan portfolio had a weighted average interest rate of 4.57%. FFELP consolidation loans with a fixed borrower rate of 3.87% stop generating fixed rate floor income when the 91-day commercial paper rate exceeds 1.23%.

     One objective when financing our loan portfolio is to manage interest rate risk through:

•	match-funding of loan assets with associated secured borrowings and

•	utilizing interest rate swaps and other derivative instruments (described below) to minimize the adverse effect of interest rate fluctuations in the near term.

     During 2003 and 2004, we entered into certain derivative instrument contracts to help manage our interest rate risk. The table below summarizes the derivative instruments to which we were a party at June 30, 2004:

				June 30, 2004 (unaudited)		December 31, 2003
				Receive —		Receive —
Derivative	Notional	Maturity	Pay —	floating rate		floating rate	Fair
type	amount	Date	fixed rate	(LIBOR)	Fair value	(LIBOR)	value(3)
Swap(1)	$500,000	01/26/2005	1.89%	1.32%	$(47)	1.12%	$(2,070)
Swap(1)	225,000	11/26/2004	1.64	1.30	63	1.12	(606)
Swap(1)	225,000	11/26/2004	1.64	1.30	63	1.12	(559)
Cap (Sold)	500,000	01/26/2005	— (2)		(268)		(328)
Swap	550,000	04/28/2005	1.55	1.32	2,740

Total					$2,551		$(3,563)

(1)	Under the interest rate swaps, we agree to pay a fixed rate in exchange for a floating rate. The interest rate swap effectively converts a portion of our variable-rate debt to a fixed rate for a period of time thereby fixing the relative spread between a portion of our loan assets equal to the size of the swap notional amount.

(2)	The Company received $1.7 million in proceeds from the sale of the cap on February 28, 2003. The amount is recorded as a derivative liability and is marked to market over the term of the cap. Payments on the cap will be made only when the 91-day commercial paper rate exceeds 2.09%. No payments were made in 2003. The notional amounts of the cap and the $500 million swap will reduce to $250 million each on July 26, 2004.

(3)	Reflects the value to the Company of the interest rate swaps and the cap assuming the applicable swap or cap was terminated as of June 30, 2004 or December 31, 2003.

        We have not designated any of these derivative instruments to meet the criteria for hedge accounting. See “—Critical Accounting Policies—Accounting for Derivatives.”

     Forward interest rate sensitivity. The following table shows the changes in net interest income, swap interest expense, derivative mark-to-market expense and income before tax provision (benefit) and accretion of dividends on preferred stock for a 12-month period based on an increase or decrease in interest rates in effect on July 1, 2004, which is maintained for the entire period shown and applied to our interest-earning assets and interest-bearing liabilities as of June 30, 2004, assuming normal portfolio payment patterns for the periods presented and no additional originations.

     We held five derivative contracts as of June 30, 2004 to help mitigate the economic impact of changing interest rates. With respect to swap interest expense and derivative mark-to-market expense, we have applied the change to interest rates in effect on July 1, 2004 through the maturity date of the applicable derivative. Because the derivatives are not accounted for as accounting hedges under SFAS No. 133, we present their effect in a separate line item, swap interest expense, in the income statement.

	Twelve months beginning July 1, 2004
	Decrease of	Increase of	Increase of	Increase of
	100 basis	100 basis	200 basis	300 basis
	points	points	points	points
	(dollars in millions)
Estimated increase (decrease) in net interest income	$26.4	$(12.7)	$(20.7)	$(25.2)
Estimated decrease (increase) in swap interest expense(1)	(8.0)	7.8	14.1	20.5
Estimated decrease (increase) in derivative mark-to-market expense(1)(2)	(2.6)	(2.6)	(2.6)	(2.6)

Increase (decrease) in income before income tax provision (benefit) and accretion of dividends on preferred stock	$15.8	$(7.5)	$(9.2)	$(7.3)

(1)	Our derivative instruments in effect as of June 30, 2004 mature on November 26, 2004, April 28, 2005 and January 26, 2005, respectively.

(2)	Represents the aggregate mark-to-market liability as of June 30, 2004 based on the maturity of the derivatives in place at that time.

Cautionary Notice Regarding Forward-looking Statements

     This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, future loan originations, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” or future or conditional verbs, such as “will,” “should,” “could” or “may,” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends and data are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith, and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will be achieved.

     There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this report are set forth in Exhibit 99.1 to this report, which is incorporated herein by reference. All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this report and are expressly qualified in their entirety by the cautionary statements included in this report. We undertake no obligation to update or revise forward-looking statements which may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events unless we have an obligation to do so under the federal securities laws. With respect to forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

     Included within Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Controls and Procedures

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2004. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

     There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in litigation in the ordinary course of business, both as a defendant and as a plaintiff. While we cannot predict the outcome of any pending or future litigation, examination or investigation, we do not believe that any pending matter will have a material adverse effect on our cash flows, financial condition or results of operations.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this quarterly report, which Exhibit Index is incorporated herein by reference.

(b) Reports on Form 8-K:

None.

Signature

Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLLEGIATE FUNDING SERVICES, INC.
(Registrant)

Date: August 20, 2004	By: /s/ Kevin A. Landgraver
Name: Kevin A. Landgraver
Title: Executive Vice President and Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1	Agreement relating to Acquisition of Youth Media & Marketing Networks, dated as of April 21, 2004, among Collegiate Funding Services, LLC, Affinity Acquisition Corp., Members Connect Inc. and the company’s stockholders (incorporated by reference to Exhibit 2.1 to the registration statement on Form S-1 (Reg. No. 333-114466))

3.1	Amended and Restated Certificate of Incorporation of Collegiate Funding Services, Inc. (incorporated by reference to Exhibit 3.1 to the registration statement on Form S-1 (Reg. No. 333-114466))

3.2	Amended and Restated By-Laws of Collegiate Funding Services, Inc. (incorporated by reference to Exhibit 3.2 to the registration statement on Form S-1 (Reg. No. 333-114466))

4.1 ✓	Stockholders Agreement, dated May 17, 2002, by and among CFSL Holdings Corp., CFSL Acquisition Corp. and the investors listed on Schedule A thereto (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-1 (Reg. No. 333-114466))

4.2	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.2 to the registration statement on Form S-1 (Reg. No. 333-114466))

4.3	Indenture of Trust from Collegiate Funding Services Education Loan Trust I and U.S. Bank National Association, as Eligible Lender Trustee to U.S. Bank National Association, as Indenture Trustee, dated as of November 1, 2001, together with First Supplemental Indenture of Trust, dated November 1, 2001 and Second Supplemental Indenture of Trust, dated July 1, 2002 (incorporated by reference to Exhibit 4.3 to the registration statement on Form S-1 (Reg. No. 333-114466))

4.4	Indenture of Trust between Collegiate Funding Services Education Loan Trust 2003-A and U.S. Bank National Association, as Eligible Lender Trustee and as Trustee, dated as of February 1, 2003 (incorporated by reference to Exhibit 4.4 to the registration statement on Form S-1 (Reg. No. 333-114466))

4.5	Indenture of Trust between Collegiate Funding Services Education Loan Trust 2003-B and U.S. Bank National Association, as Eligible Lender Trustee and as Trustee, dated as of November 1, 2003 (incorporated by reference to Exhibit 4.5 to the registration statement on Form S-1 (Reg. No. 333-114466))

4.6	Indenture of Trust between Collegiate Funding Services Education Loan Trust 2004-A and U.S. Bank National Association, as Eligible Lender Trustee and as Trustee, dated as of April 1, 2004 (incorporated by reference to Exhibit 4.6 to the registration statement on Form S-1 (Reg. No. 333-114466))

4.7	Subordinated Note of CFSL Acquisition Corp., dated May 17, 2002, issued to NOBS Capital Ventures, L.L.C. (incorporated by reference to Exhibit 4.7 to the registration statement on Form S-1 (Reg. No. 333-114466))

10.1	Warehouse Financing Indenture, dated as of July 23, 2003, by and among Collegiate Funding Services Resources I, LLC, as Issuer, the conduit lenders parties thereto, certain financial institutions parties thereto, as Committed Lenders, Citicorp North America, Inc., as Agent, U.S. Bank National Association, as Indenture Trustee and Eligible Lender Trustee, Collegiate Funding Portfolio Administration, L.L.C., as Administrator and Collegiate Funding Master Servicing, L.L.C., as Master Servicer, together with the Amendment No. 1, dated as of October 30, 2003 and the Amendment No. 2, dated as of February 17, 2004 (incorporated by reference to Exhibit 10.1 to the registration statement on Form S-1 (Reg. No. 333-114466))

10.1.1	Amendment No. 3 the Warehouse Financing Indenture, dated as of July 19, 2004, by and among Collegiate Funding Services Resources I, LLC, as Issuer, the conduit lenders parties thereto, certain financial institutions parties thereto, as Committed Lenders, Citicorp North America, Inc., as Agent, U.S. Bank National Association, as Indenture Trustee and Eligible Lender Trustee, Collegiate Funding Portfolio Administration, L.L.C., as Administrator and Collegiate Funding Master Servicing, L.L.C., as Master Servicer (incorporated by reference to Exhibit 10.1.1 to the registration statement on Form S-1 (Reg. No. 333-114466))

10.2†	Consolidation Loan Origination Responsibility Agreement, dated November 15, 1999, by and between Collegiate Funding Services, LLC and Citibank as Trustee for the Student Loan Corporation, together with the First Amendment, dated March 1, 2001, the Second Amendment, dated November 1, 2001, the Third Amendment, dated May 7, 2002, the Fourth Amendment, dated July 25, 2002 and the Fifth Amendment, dated August 20, 2002 (incorporated by reference to Exhibit 10.2 to the registration statement on Form S-1 (Reg. No. 333-114466))

Exhibit No.	Description of Exhibit
10.2.0	Sixth Amendment Agreement, dated April 3, 2003, by and between Citibank (New York State), as Trustee for the Student Loan Corporation, the Student Loan Corporation and Collegiate Funding Services, LLC (incorporated by reference to Exhibit 10.2.0 to the registration statement on Form S-1 (Reg. No. 333-114466))

10.2.1†	Seventh Amendment Agreement, dated May 20, 2004, by and between Citibank, N.A., as Trustee for the Student Loan Corporation, the Student Loan Corporation and Collegiate Funding Services, LLC (incorporated by reference to Exhibit 10.2.1 to the registration statement on Form S-1 (Reg. No. 333-114466))

10.3†	Consolidation Loan Origination Responsibility Agreement, dated December 3, 2002, by and between Collegiate Funding Services, LLC and The Brazos Higher Education Service Corporation, Inc., together with the First Email Agreement, dated September 3, 2003, the Second Email Agreement, dated September 26, 2003 and the First Amendment Agreement, dated January 1, 2004 (incorporated by reference to Exhibit 10.3 to the registration statement on Form S-1 (Reg. No. 333-114466))

10.4†	Real World Consolidation Loan Origination Responsibility Agreement, dated April 1, 2003, by and between Collegiate Funding Services, LLC and Mississippi Higher Education Assistance Corporation (incorporated by reference to Exhibit 10.4 to the registration statement on Form S-1 (Reg. No. 333-114466))

10.5†	Origination, Disbursement, Interim Sub-Servicing and Purchasing Master Agreement, dated February 19, 2004, by and between Collegiate Funding Services, LLC and the Higher Education Loan Authority of the State of Missouri (incorporated by reference to Exhibit 10.5 to the registration statement on Form S-1 (Reg. No. 333-114466))

10.6†	Private Consolidation Loan Origination Responsibility Agreement, dated June 12, 2001, by and between Collegiate Funding Services, LLC and First Union National Bank of Delaware (incorporated by reference to Exhibit 10.6 to the registration statement on Form S-1 (Reg. No. 333-114466))

10.7†	Amendment Agreement, dated August 1, 2001, among First Union National Bank of Delaware, The Education Resources Institute, SunTech, Inc. and Collegiate Funding Services, LLC, together with the Amendment Agreement, dated February 20, 2002 (incorporated by reference to Exhibit 10.7 to the registration statement on Form S-1 (Reg. No. 333-114466))

10.8†	Amendment Agreement, dated November 7, 2003, by and between Collegiate Funding Services, LLC, ClassNotes Inc. (d/b/a Educaid) and Wachovia Bank of Delaware (as successor in interest to First Union National Bank of Delaware), together with the Amendment Agreement, dated March 17, 2004 (incorporated by reference to Exhibit 10.8 to the registration statement on Form S-1 (Reg. No. 333-114466))

10.9✓	Credit Agreement, dated as of October 30, 2003 between Collegiate Funding Services, LLC, as Borrower, CFSL Holdings Corp. and CFSL Acquisition Corp., as Parent Guarantors, the Subsidiary Guarantors referred to therein, as Subsidiary Guarantors, the lenders named therein, as lenders and JPMorgan Chase Bank, as Administrative Agent, together with Amendment No. 1 dated as of April 21, 2004 (incorporated by reference to Exhibit 10.9 to the registration statement on Form S-1 (Reg. No. 333-114466))

10.9.1	Amendment No. 2 to Credit Agreement, dated as of July 7, 2004 between Collegiate Funding Services, LLC, as Borrower, Collegiate Funding Services, Inc. and CFSL Acquisition Corp., as Parent Guarantors, the Subsidiary Guarantors referred to therein, as Subsidiary Guarantors, the lenders named therein, as lenders and JPMorgan Chase Bank, as Administrative Agent (incorporated by reference to Exhibit 10.9.1 to the registration statement on Form S-1 (Reg. No. 333-114466))

10.10	Underwriting Agreement, dated February 25, 2003, by and among Salomon Smith Barney Inc., UBS PaineWebber Inc., UBS Warburg LLC, Collegiate Funding of Delaware, LLC and Collegiate Funding Services, LLC (incorporated by reference to Exhibit 10.10 to the registration statement on Form S-1 (Reg. No. 333-114466))

10.11	Underwriting Agreement, dated November 25, 2003, by and among Banc of America Securities LLC, J.P. Morgan Securities Inc., Citigroup Global Markets Inc., Collegiate Funding of Delaware, LLC and Collegiate Funding Services, LLC (incorporated by reference to Exhibit 10.11 to the registration statement on Form S-1 (Reg. No. 333-114466))

10.12	Underwriting Agreement, dated April 16, 2004, by and among Citigroup Global Markets Inc., J.P. Morgan Securities Inc., UBS Securities LLC, Collegiate Funding of Delaware, LLC and Collegiate Funding Services, LLC (incorporated by reference to Exhibit 10.12 to the registration statement on Form S-1 (Reg. No. 333-114466))

2

Exhibit No.	Description of Exhibit
10.13✓	Warrant Agreement, dated May 17, 2002, by and among CFSL Holdings Corp. and the purchasers party thereto (incorporated by reference to Exhibit 10.13 to the registration statement on Form S-1 (Reg. No. 333-114466))

10.14	Stock Incentive Plan of Collegiate Funding Services, Inc. (incorporated by reference to Exhibit 10.14 to the registration statement on Form S-1 (Reg. No. 333-114466))

10.15	Employment Agreement by and between Collegiate Funding Services, Inc. and J. Barry Morrow (incorporated by reference to Exhibit 10.15 to the registration statement on Form S-1 (Reg. No. 333-114466))

10.16	Form of Employment Agreement for Executive Vice Presidents of Collegiate Funding Services, Inc. (incorporated by reference to Exhibit 10.16 to the registration statement on Form S-1 (Reg. No. 333-114466))

10.17	Employment Agreement by and between Collegiate Funding Services, Inc. and John T. Fees (incorporated by reference to Exhibit 10.17 to the registration statement on Form S-1 (Reg. No. 333-114466))

10.18✓	Management Agreement, dated May 17, 2002, by and between Lightyear Capital, LLC, CFSL Holdings Corp., CFSL Acquisition Corp. and Collegiate Funding Services, LLC (incorporated by reference to Exhibit 10.18 to the registration statement on Form S-1 (Reg. No. 333-114466))

10.18.1✓	First Amendment Agreement, dated April 15, 2003, by and between Lightyear Capital, LLC, CFSL Holdings Corp., CFSL Acquisition Corp. and Collegiate Funding Services, LLC, together with the Second Amendment Agreement, dated June 18, 2004 (incorporated by reference to Exhibit 10.18.1 to the registration statement on Form S-1 (Reg. No. 333-114466))

10.19✓	Consulting Services Agreement, dated May 17, 2002, between NOBS Capital Ventures, LLC and CFSL Holdings Corp. (incorporated by reference to Exhibit 10.19 to the registration statement on Form S-1 (Reg. No. 333-114466))

10.20	Consulting Agreement, dated March 31, 2003, among Collegiate Funding Services, LLC, EdPro, LLC and Malcolm B. Lightsey (incorporated by reference to Exhibit 10.20 to the registration statement on Form S-1 (Reg. No. 333-114466))

10.21	Form of Broker-Dealer Agreement in connection with Collegiate Funding Services Education Loan Trust I (incorporated by reference to Exhibit 10.21 to the registration statement on Form S-1 (Reg. No. 333-114466))

10.22	Form of Broker-Dealer Agreement in connection with Collegiate Funding Services Education Loan Trust 2003-A, Collegiate Funding Services Education Loan Trust 2003-B, and Collegiate Funding Services Education Loan Trust 2004-A (incorporated by reference to Exhibit 10.22 to the registration statement on Form S-1 (Reg. No. 333-114466))

31.1*	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

32.1**	Section 1350 Certification by Chief Executive Officer

32.2**	Section 1350 Certification by Chief Financial Officer

99.1*	Risk Factors relating to the Registrant

✓	CFSL Holdings Corp. has subsequently changed its name to Collegiate Funding Services, Inc.

†	Confidential treatment has been granted for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act.

*	Filed herewith

**	Furnished herewith

3