Form 10-Q
period 2004-09-30
COLLEGIATE FUNDING SERVICES INC
filed 2004-11-12
CIK 1286686

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter Ended September 30, 2004

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 000-50846

Collegiate Funding Services, Inc.

(Exact name of Registrant as Specified in Charter)

Delaware	04-3649118
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

10304 Spotsylvania Avenue
Suite 100
Fredericksburg, Virginia 22408
(540) 374-1600
(Name, Address, Including Zip Code and Telephone Number, Including Area Code of Agent for Service)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. Yes [   ] No [X]

Indicate the number of share outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

30,502,773 Shares of Common Stock, par value $.001 per share, were outstanding as of November 1, 2004.

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

COLLEGIATE FUNDING SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	September 30,	December 31,
	2004	2003
	(unaudited)
Assets
Cash and cash equivalents	$2,409	$14,436
Restricted cash	104,271	105,355
Accounts receivable	17,043	2,624
Student loans, net of allowance of $4,192 and $4,136, respectively	4,075,050	2,856,428
Accrued interest receivable	32,932	17,923
Income taxes receivable	6,948	7,694
Property and equipment, net	13,649	12,095
Goodwill	189,309	160,705
Deferred financing costs, net	16,160	12,245
Other assets	13,136	2,777

Total assets	$4,470,907	$3,192,282

Liabilities, preferred stock of consolidated subsidiary and stockholders’ equity
Liabilities
Asset-backed notes and lines of credit	$4,224,265	$3,000,866
Other debt obligations, net	26,826	40,531
Capital lease obligations	1,867	1,896
Accounts payable	4,433	2,234
Accrued interest payable	2,429	2,385
Other accrued liabilities	22,379	19,360
Deferred income taxes	15,204	10,683

Total liabilities	4,297,403	3,077,955
Preferred stock of consolidated subsidiary	—	89,136
Stockholders’ equity
Common stock — par value $0.001, 120,000,000 shares authorized, 30,502,773 shares issued and outstanding as of September 30, 2004 and Class A — par value $0.001, 36,000,000 shares authorized, 20,717,645 shares issued and outstanding and Class B — par value $0.001, 6,000,000 shares authorized, 353,878 shares issued and outstanding as of December 31, 2003, respectively	30	21
Deferred compensation	(7,922)	(107)
Notes receivable	—	(509)
Additional paid-in capital	165,267	20,555
Retained earnings	16,129	5,231

Total stockholders’ equity	173,504	25,191

Total liabilities, preferred stock of consolidated subsidiary and stockholders’ equity	$4,470,907	$3,192,282

See accompanying notes.

COLLEGIATE FUNDING SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data)

(unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2004	2003	2004	2003
Net revenue
Interest income	$36,738	$16,520	$94,796	$40,675
Interest expense	20,242	9,782	48,838	28,910

Net interest income	16,496	6,738	45,958	11,765
Provision for loan losses	726	904	186	1,103

Net interest income after provision for loan losses	15,770	5,834	45,772	10,662
Fee income	43,310	23,462	86,059	66,471

Net revenue	59,080	29,296	131,831	77,133
Expenses
Salaries and related benefits	17,423	13,684	47,576	39,998
Other selling, general and administrative expenses:
Marketing and mailing costs	17,501	6,752	34,813	17,171
Communications and data processing	2,274	1,830	5,781	5,300
Management and consulting fees	600	938	2,337	2,376
Professional fees	1,637	1,232	4,066	4,760
Depreciation and amortization	1,702	1,307	4,299	3,004
Other general and administrative	3,499	2,041	8,553	5,435

Total other selling, general and administrative expenses	27,213	14,100	59,849	38,046
Swap interest	643	1,027	4,248	2,219
Derivative and investment mark-to-market (income) expense	245	(948)	(5,869)	1,964

Total expenses	45,524	27,863	105,804	82,227

Income (loss) before income tax provision (benefit) and accretion of dividends on preferred stock	13,556	1,433	26,027	(5,094)
Income tax provision (benefit)	5,405	202	10,314	(718)

Income (loss) before accretion of dividends	8,151	1,231	15,713	(4,376)
Accretion of dividends on preferred stock	507	1,617	4,815	4,295

Net income (loss)	$7,644	$(386)	$10,898	$(8,671)

Earnings (loss) per common share, basic	$0.26	$(0.02)	$0.46	$(0.61)

Earnings (loss) per common share, diluted	$0.25	$(0.02)	$0.43	$(0.61)

Weighted average common shares outstanding, basic	28,859,499	15,522,438	23,686,464	14,117,586

Weighted average common shares outstanding, diluted	30,710,055	15,522,438	25,538,837	14,117,586

See accompanying notes.

COLLEGIATE FUNDING SERVICES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(dollars in thousands)

(unaudited)

	Class A	Class B	Common	Deferred		Additional
	common	common	Stock	compen-	Notes	paid-in	Retained
	stock	stock	(new)	sation	receivable	capital	earnings	Total
Balance, December 31, 2003	$21	$—	$—	$(107)	$(509)	$20,555	$5,231	$25,191
Stock conversion	(21)	—	21	—	—	—	—	—
Initial public offering	—	—	9	—	—	135,599	—	135,608
Proceeds from notes receivable	—	—	—	—	509	—	—	509
Stock-based compensation	—	—	—	—	—	900	—	900
Deferred compensation	—	—	—	(8,213)	—	8,213	—	—
Amortization of deferred compensation	—	—	—	398	—	—	—	398
Net income — January 1, 2004 through September 30, 2004	—	—	—	—	—	—	10,898	10,898

Balance, September 30, 2004	$—	$—	$30	$(7,922)	$—	$165,267	$16,129	$173,504

See accompanying notes.

COLLEGIATE FUNDING SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(unaudited)

	Nine months ended
	September 30,
	2004	2003
Cash flows from operating activities
Net income (loss)	$10,898	$(8,671)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Accretion of dividends on preferred stock	4,815	4,295
Depreciation and amortization	4,299	3,004
Loss on disposal of property and equipment	361	15
Loss on early termination of lease	776	—
Deferred income tax provision	6,709	(891)
Stock compensation	900	—
Amortization of deferred costs	4,307	3,779
Provision for loan losses	186	1,103
Changes in:
Accrued interest receivable	(15,008)	(6,628)
Accounts receivable and other assets	(18,595)	(2,537)
Income taxes receivable	746	151
Accounts payable	864	1,049
Accrued interest payable	44	420
Other accrued liabilities	1,050	12,302

Net cash provided by operating activities	2,352	7,391

Cash flows from investing activities
Originations and purchases of student loans	(1,405,416)	(1,127,896)
Net proceeds from student loan principal payments	184,063	87,120
Acquisitions, net of cash acquired	(35,185)	(17,152)
Purchases of property and equipment	(5,195)	(3,058)

Net cash used in investing activities	(1,261,733)	(1,060,986)

Cash flows from financing activities
Proceeds from asset-backed notes and lines of credit	2,314,000	1,138,175
Payments on asset-backed notes and lines of credit	(1,090,600)	(30,951)
Proceeds from other debt obligations	39,000	—
Payments on other debt obligations	(52,859)	(34,499)
Payments on capital lease obligations	(311)	(269)
Payment of financing costs	(5,126)	(4,645)
Proceeds from notes receivable	509	204
Proceeds from stock issuances, net	135,608	10,500
Redemption of preferred shares	(93,951)	—
Change in restricted cash	1,084	(52,110)

Net cash provided by financing activities	1,247,354	1,026,405

Net (decrease) in cash and cash equivalents	(12,027)	(27,190)
Cash and cash equivalents:
Beginning	14,436	32,535

Ending	$2,409	$5,345

Supplemental disclosures:
Cash payments for interest	$43,148	$23,661

Cash payments for income taxes	$29	$22

Non-cash financing and investing activities:
Conversion of convertible notes	$—	$5,365

Capital lease of property and equipment	$285	$2,257

Liability incurred upon acquisition of SunTech	$—	$650

See accompanying notes.

COLLEGIATE FUNDING SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

1.	Nature of the Business

     Collegiate Funding Services, Inc., formerly CFSL Holdings Corp. (the Company), established in 2002, is a Delaware Corporation. The Company and a wholly-owned subsidiary, CFSL Acquisition Corp. (CFSL Acquisition) were established for the purpose of acquiring the operations of Collegiate Funding Services, LLC (Predecessor of CFS). The Company continues the business of the Predecessor, which was established in 1998.

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

     In April, 2004, the Company acquired Members Connect Inc. d/b/a Youth Media & Marketing Networks, (Y2M), a company that provides affinity marketing of products and services, with a focus on education finance products targeted at college students and recent college graduates. The purchase price was approximately $35,890. Y2M’s results of operations since April 21, 2004, are included in the Company’s results of operations for the three and nine months ended September 30, 2004.

     The following table summarizes the estimated fair values of the acquired assets and assumed liabilities of Y2M at the date of acquisition:

Cash and cash equivalents	$705
Accounts receivable	1,034
Property and equipment	83
Contractual relationships	2,900
Trademarks, copyrights, and domain names	1,700
Deferred income tax asset	2,188
Other assets	1,198

Total assets acquired	9,808
Accounts payable and other liabilities	(2,523)

Net assets acquired	$7,285

Allocation of the purchase price:
Net assets acquired	$7,285
Goodwill	28,605

Total purchase price	$35,890

COLLEGIATE FUNDING SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Initial Public Offering

     In July 2004, the Company completed its initial public offering of common stock issuing 9,375,000 shares of common stock at $16.00 per share. The net proceeds of the offering of $136,060 were used to pay the $93,951 liquidation preference of all shares of the preferred stock issued by a subsidiary, and the remaining $42,109 million was used repay a portion of the amounts outstanding under the revolving line of credit. Immediately prior to the consummation of the offering, the Company amended its amended and restated certificate of incorporation to eliminate the Class A Common Stock and Class B Common Stock in order to create a single class of common stock. As of the closing of the offering, the Company’s authorized capital stock consisted of 120,000,000 shares of common stock, par value $0.001 per share and 20,000,000 shares of preferred stock, par value $0.001 per share, of which 30,446,523 shares of common stock were issued and outstanding and no shares of preferred stock were issued and outstanding. In addition, the Company issued 56,250 shares of stock and 262,075 shares of restricted stock to management in connection with the initial public offering. As of the closing of the offering the Company had warrants outstanding to purchase 1,430,099 shares at an exercise price of $0.007 per share. Also, options to purchase a total of 1,464,127 shares were outstanding as of the closing of the offering. Of this total, there were options to purchase 450,481 shares at an exercise price of $0.91 per share and 1,013,646 shares at an exercise price of $16.00 per share.

3.	Summary of Significant Accounting Policies

Unaudited Interim Financial Statements

     The accompanying consolidated balance sheet as of September 30, 2004, consolidated statements of income for the three and nine months ended September 30, 2004 and 2003, the consolidated statement of cash flows for the nine months ended September 30, 2004 and 2003 and the consolidated statement of equity for the nine months ended September 30, 2004, are unaudited. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of such financial statements. The information disclosed in the notes to the financial statements for these periods is unaudited. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year or for any future period and should be read in conjunction with the Company’s annual audited consolidated financial statements and notes included in our registration statement on Form S-1 dated July 15, 2004.

     The Company’s quarterly results of operations have varied significantly in the past and are expected to continue to vary significantly in the future. Quarterly results of operations in any period will be particularly affected by the amount and timing of loan sales. We give borrowers who complete loan applications during the second quarter the option to fund their loans prior to July 1, when the new rate is effective. Accordingly, if any year’s borrower rate decreases over the prior year’s borrower rate, the origination of a significant portion of the loan applications completed in the second quarter will be shifted to the third quarter; conversely, if any year’s borrower rate increases from the prior year’s borrower rate, a higher percentage of completed applications will be originated in the second quarter.

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

COLLEGIATE FUNDING SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

     The following details the computation of earnings (loss) per common share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss)	$7,644	$(386)	$10,898	$(8,671)

Weighted average common shares calculation:
Weighted average common shares outstanding, basic	28,859,499	15,522,438	23,686,464	14,117,586
Treasury stock effect of warrants and options	1,850,556	—	1,852,373	—

Weighted average common shares outstanding, diluted	30,710,055	15,522,438	25,538,837	14,117,586

Earnings (loss) per common share:
Earnings (loss) per common share, basic	$0.26	$(.02)	$0.46	$(0.61)

Earnings (loss) per common share, diluted	$0.25	$(.02)	$0.43	$(0.61)

     For the three and nine months ended September 30, 2003, the effect of outstanding convertible notes converting into shares of common stock prior to their conversion in April 2003 was not included in the computation of diluted loss per common share as the effect would be anti-dilutive. In addition, the treasury stock effect of warrants and options to purchase an aggregate of 1,880,580 shares of common stock that were outstanding as of September 30, 2003, were excluded from the computation of diluted loss per common share as their effect would be anti-dilutive. See Note 2 for shares outstanding after completion of the Company’s initial public offering in July, 2004.

5.	Student Loans

     The Company’s loan portfolio consists of loans originated under the Federal Family Education Loan Program (FFEL Program or FFELP). The FFEL Program is subject to comprehensive reauthorization every five years and to statutory and regulatory changes. The most recent reauthorization was the Higher Education Amendments of 1998, which is scheduled to expire on September 30, 2005.

     There are three principal categories of FFELP loans: consolidation loans, Parent Loans for Undergraduate Students (PLUS) loans and Stafford loans. Generally, Stafford loans and PLUS loans have repayment periods of between five and ten years. Consolidation loans have repayment periods ranging from 12 to 30 years. At September 30, 2004 and December 31, 2003, the Company retained only FFELP loans in its portfolio.

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

     Claims not immediately honored by the guarantor because of servicing or origination defects are returned for remedial servicing, during which period income is not earned. The Company’s servicing experience with FFELP loans resulted in zero, zero, one and one outstanding rejected claims during the three months ended September 30, 2004 and 2003 and the nine months ended September 30, 2004 and 2003, respectively. The Company had no non-accrual loans at September 30, 2004 or December 31, 2003.

     The weighted average remaining term of student loans in the Company’s portfolio was approximately 22 years at September 30, 2004 and 23 years at December 31, 2003.

6.	Allowance for Loan Losses

     The allowance for loan losses represents the amount estimated to absorb probable losses inherent in the portfolio. The evaluation of the allowance for loan losses is inherently subjective, as it requires material estimates that may be susceptible to significant changes. The key estimates used to determine the level of the allowance, include the probability of default and the related loss severity. In assessing the probabilities of default, management considers the performance of their portfolio, including delinquency and charge-off trends. In addition, because the portfolio has not matured to a point where predictable loss patterns have developed, management reviews the published DOE statistics and performance characteristics of the other lenders in developing the Company’s estimates of the probabilities of default. The primary factor impacting our risk sharing rate is the existence of the 98% guarantee of principal and interest on our loans. Generally, our loans carry a 98% guarantee of principal and accrued interest. In May 2004, the Company was notified by the DOE that it had been awarded Exceptional Performance status as a servicer and thus its loss claims on loans it services at SunTech will be paid to 100% of the unpaid principal and interest for the twelve month period June 1, 2004 to May 31, 2005. As a result, the average risk-sharing rate used in our allowance computation at September 30, 2004, was 1.61% compared to 2.00% at December 31, 2003.

     The following table details the allowance for loan losses:

	Nine months ended	Nine months ended
	September 30, 2004	September 30, 2003
Beginning balance	$4,136	$1,925
Provision	186	1,103
Charge-offs	(130)	(115)

Ending balance	$4,192	$2,913

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

	September 30, 2004		December 31, 2003
	Principal		Principal
	outstanding	Interest rate	outstanding	Interest rate	Type	Maturity date
2004A Series
Class A-1	$231,842	2.01%	—	—	LIBOR	December 2013
Class A-2	350,000	2.13	—	—	LIBOR	September 2021
Class A-3	207,000	2.17	—	—	LIBOR	September 2026
Class A-4	140,000	2.30	—	—	LIBOR	September 2030
Class A-5 – 6	111,700	1.85-1.88	—	—	Auction	December 2043
Class B	55,700	1.92	—	—	Auction	December 2043
2003B Series
Class A-1	197,136	2.06	$249,000	1.29%	LIBOR	September 2013
Class A-2	250,000	2.22	250,000	1.45	LIBOR	March 2021
Class A-3 – 7	485,000	1.79-1.95	485,000	1.19	Auction	December 2043
Class B	52,000	1.90-1.98	52,000	1.25	Auction	December 2043
2003A Series
Class A-1	22,162	2.02	79,091	1.23	LIBOR	March 2012
Class A-2	319,025	2.26	319,025	1.47	LIBOR	September 2020
Class A-3 – 6	352,400	1.73-1.90	352,400	1.18	Auction	March 2042
Class B	42,350	2.10	42,350	1.32	Auction	March 2042
2002 Series
Class A-8 – 15	461,100	1.73-1.99	470,000	1.24	Auction	July 2042
Class B	30,000	2.07	30,000	1.33	Auction	July 2042
2001 Series
Class A-1 – 7	451,350	1.75-1.98	495,600	1.25	Auction	December 2041
Class B	31,600	1.99	31,600	1.33	Auction	December 2041
Warehouse Facility	433,900	2.05	144,800	1.33		July 2004 - 2006
Total	$4,224,265		$3,000,866

COLLEGIATE FUNDING SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other debt

     The Company entered into a revolving credit agreement on October 30, 2003. Borrowings under this line bear interest at either LIBOR or prime rate at the Company’s option. On May 17, 2002, the Company also issued a fixed-rate note to the sellers for $15,000 related to the acquisition of the predecessor company by Lightyear Fund, L.P. (Lightyear) and its affiliates.

	September 30, 2004		December 31, 2003
	Principal	Interest	Principal	Interest
	outstanding	rate	outstanding	rate	Maturity date
Revolving line of credit	$12,391	5.34%	$26,250	4.62%	September 2006
Fixed-rate note	14,435	4.47	14,281	4.47	June 2007
	$26,826		$40,531

     In July, the Company repaid $42,109 of the revolving line of credit and the commitments were reduced to $30,000.

8.	Derivative Financial Instruments

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

     The Company is exposed to interest rate risk as its asset-backed debt notes are indexed to short-term indices (LIBOR and auction rates) and the assets behave as fixed rate assets in the current interest rate environment. Derivative instruments are utilized to reduce the Company’s interest rate risk. The key terms of the derivatives are as follows:

				September 30, 2004		December 31, 2003
	Notional	Maturity		Receive—floating		Receive—floating
Derivative type	amount	date	Pay—fixed rate	rate (LIBOR)	Fair value	rate (LIBOR)	Fair value
Swap	$250,000	01/26/2005	1.89%	1.84%	$150	1.12%	$(2,070)
Swap	225,000	11/26/2004	1.64	1.84	91	1.12	(606)
Swap	225,000	11/26/2004	1.64	1.84	91	1.12	(559)
Cap (Sold)	250,000	01/26/2005	2.09		(72)		(328)
Swap	550,000	04/28/2005	1.55	1.84	2,157

Total, net					$2,417		$(3,563)

     The Company received $1,700 in proceeds from the sale of the Cap on February 28, 2003. The amount is recorded as a derivative liability and is marked-to-market over the term of the Cap. Payments on the Cap derivative will be made only when the Commercial Paper rate exceeds 2.09%. No payments were made in 2004 or 2003. The notional amounts of the Cap and the swap maturing 01/26/05 reduced to $250,000 each from $500,000 each, on July 26, 2004.

COLLEGIATE FUNDING SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	Major Business Customers and Sources of Revenue

     Certain business customers generated significant amounts of the Company’s revenue. Fee income from our top four customers was:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Customer
First	$25,737	$6,634	$47,245	$33,467
Second	4,198	8,602	13,510	12,293
Third	8,666	3,078	11,998	3,471
Fourth	910	1,359	2,765	9,892

10.	Stock Incentive Plan

     Effective May 17, 2002, the Company initiated the 2002 Stock Incentive Plan to provide additional incentives to key personnel. The maximum aggregate number of shares which may be issued is 1,001,070 shares of common stock. On May 17, 2002, the Company granted 450,481 stock options with an exercise price of $0.91 per common share, the fair market value of a share of common stock at issuance. Subject to certain conditions, portions of the options may have accelerated vesting to vest on the anniversary dates of the grants. At September 30, 2004, 81,087 shares were vested. For any year that the specified conditions are not met, the options not then vesting will vest in 2009. In connection with the execution of new employment agreements with management, options to purchase 170,039 shares of common stock vested in July of 2004. In addition, in connection with the initial public offering, the Company amended and restated its stock incentive plan and increased the maximum number of shares which may be issued to 2,788,250 shares of common stock. In July 2004, the Company granted 866,552 stock options and 262,075 shares of restricted stock, each with an exercise price of $16.00 per share.

     The fair value of the options granted in 2002 under the Black-Scholes option pricing model assumed: an interest rate of approximately 3%; no dividends; volatility of approximately 25%; and an expected life of seven years. This options pricing model requires the input of subjective assumptions. Using this model, the fair value of the options as of the grant date was approximately $140.

     The fair value of the options granted in 2004 under the Black-Scholes option pricing model assumed: an interest rate of approximately 4%; no dividends; volatility of approximately 29%; and an expected life of 4.5 years. Using this model, the fair value of the options as of the grant date was $4,020. The fair value of the restricted stock granted was $4,193.

     In accordance with SFAS No. 123, the Company recognized the fair value of the stock options as compensation expense, allocated over the vesting period. As of September 30, 2004, the Company has recognized approximately $0.4 million in stock compensation expense related to these stock options.

     In addition, upon the successful completion of the initial public offering, executive officers were paid a one-time bonus of $0.5 million in cash and $0.9 million in non-cash stock compensation. The executives are restricted from selling the stock for one year following the completion of the initial public offering.

COLLEGIATE FUNDING SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	Segment Data

     The Company’s reportable segments are its loan origination operations and its loan servicing operations. The Company’s accounting policies for segments are the same as those described in the “Summary of Significant Accounting Policies.” Prior to the Company acquiring SunTech on April 15, 2003, the Company operated in only one segment.

     The following table presents segment data for the three months ended September 30, 2004:

	Loan	Loan
	origination	servicing	Eliminations	Consolidated
Net revenue
Interest income	$36,625	$113	$—	$36,738
Interest expense	20,242	—	—	20,242

Net interest income	16,383	113	—	16,496
Provision for loan losses	726	—	—	726

Net interest income after provision for loan losses	15,657	113	—	15,770
Fee income	40,070	4,635	(1,395)	43,310

Net revenue	55,727	4,748	(1,395)	59,080
Expenses
Salaries and related benefits	14,852	2,571	—	17,423
Other selling, general and administrative expenses:
Marketing and mailing costs	17,497	4	—	17,501
Communications and data processing	1,828	446	—	2,274
Management and consulting fees	312	288	—	600
Professional fees	1,571	66	—	1,637
Depreciation and amortization	1,219	483	—	1,702
Other general and administrative	4,338	556	(1,395)	3,499

Total other selling, general and administrative expenses	26,765	1,843	(1,395)	27,213
Swap interest	643	—	—	643
Derivative and investment mark-to-market	245	—	—	245

Total expenses	42,505	4,414	(1,395)	45,524

Income before income taxes and accretion of dividends on preferred stock	$13,222	$334	$—	$13,556

Total assets - September 30, 2004	$4,453,582	$17,325	$—	$4,470,907

Total assets - December 31, 2003	$3,172,067	$20,215	$—	$3,192,282

     Intercompany transactions of $1,395 in other operating expenses in the loan origination segment were paid as fee income to the loan servicing segment and are eliminated in the consolidated financial statements.

COLLEGIATE FUNDING SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     The following table presents segment data for the three months ended September 30, 2003:

	Loan	Loan
	origination	servicing	Eliminations	Consolidated
Net revenue
Interest income	$16,371	$149	$—	$16,520
Interest expense	9,782	—	—	9,782

Net interest income	6,589	149	—	6,738
Provision for loan losses	904	—	—	904

Net interest income after provision for loan losses	5,685	149	—	5,834
Fee income	20,310	4,143	(991)	23,462

Net revenue	25,995	4,292	(991)	29,296
Expenses
Salaries and related benefits	11,548	2,136	—	13,684
Other selling, general and administrative expenses:
Marketing and mailing costs	6,759	(7)	—	6,752
Communications and data processing	1,409	421	—	1,830
Management and consulting fees	563	375	—	938
Professional fees	1,220	12	—	1,232
Depreciation and amortization	775	532	—	1,307
Other general and administrative	2,600	432	(991)	2,041

Total other selling, general and administrative expenses	13,326	1,765	(991)	14,100
Swap interest	1,027	—	—	1,027
Derivative and investment mark-to-market (income)	(948)	—	—	(948)

Total expenses	$24,953	$3,901	$(991)	$27,863

Income before income taxes and accretion of dividends on preferred stock	$1,042	$391	$—	$1,433

     Intercompany transactions of $991 in other operating expenses in the loan origination segment were paid as fee income to the loan servicing segment and are eliminated in the consolidated financial statements.

COLLEGIATE FUNDING SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     The following table presents segment data for the nine months ended September 30, 2004:

	Loan	Loan
	origination	servicing	Eliminations	Consolidated
Net revenue
Interest income	$94,431	$365	$—	$94,796
Interest expense	48,838	—	—	48,838

Net interest income	45,593	365	—	45,958
Provision for loan losses	186	—	—	186

Net interest income after provision for loan losses	45,407	365	—	45,772
Fee income	76,439	13,738	(4,118)	86,059

Net revenue	121,846	14,103	(4,118)	131,831
Expenses
Salaries and related benefits	40,250	7,326	—	47,576
Other selling, general and administrative expenses:
Marketing and mailing costs	34,809	4	—	34,813
Communications and data processing	4,463	1,318	—	5,781
Management and consulting fees	1,372	965	—	2,337
Professional fees	3,823	243	—	4,066
Depreciation and amortization	2,858	1,441	—	4,299
Other general and administrative	11,247	1,424	(4,118)	8,553

Total other selling, general and administrative expenses	58,572	5,395	(4,118)	59,849
Swap interest	4,248	—	—	4,248
Derivative and investment mark-to-market (income)	(5,869)	—	—	(5,869)

Total expenses	97,201	12,721	(4,118)	105,804
Income before income taxes and accretion of dividends on preferred stock	$24,645	$1,382	$—	$26,027

Total assets - September 30, 2004	$4,453,582	$17,325	$—	$4,470,907

Total assets - December 31, 2003	$3,172,067	$20,215	$—	$3,192,282

     Intercompany transactions of $4,118 in other operating expenses in the loan origination segment were paid as fee income to the loan servicing segment and are eliminated in the consolidated financial statements.

COLLEGIATE FUNDING SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

     The following table presents segment data for the nine months ended September 30, 2003:

	Loan	Loan
	origination	servicing	Eliminations	Consolidated
Net revenue
Interest income	$40,490	$185	$—	$40,675
Interest expense	28,910	—	—	28,910

Net interest income	11,580	185	—	11,765
Provision for loan losses	1,103	—	—	1,103

Net interest income after provision for loan losses	10,477	185	—	10,662
Fee income	60,877	6,998	(1,404)	66,471

Net revenue	71,354	7,183	(1,404)	77,133
Expenses
Salaries and related benefits	35,909	4,089	—	39,998
Other selling, general and administrative expenses:
Marketing and mailing costs	17,164	7	—	17,171
Communications and data processing	4,647	653	—	5,300
Management and consulting fees	1,689	687	—	2,376
Professional fees	4,634	126	—	4,760
Depreciation and amortization	2,049	955	—	3,004
Other general and administrative	6,051	788	(1,404)	5,435

Total other selling, general and administrative expenses	36,234	3,216	(1,404)	38,046
Swap interest	2,219	—	—	2,219
Derivative and investment mark-to-market	1,964	—	—	1,964

Total expenses	76,326	7,305	(1,404)	82,227

Income (loss) before income taxes and accretion of dividends on preferred stock	$(4,972)	$(122)	$—	$(5,094)

     Intercompany transactions of $1,404 in other operating expenses in the loan origination segment were paid as fee income to the loan servicing segment and are eliminated in the consolidated financial statements.

12.	Subsequent Event

     On November 4, 2004, the Company permanently increased the funding commitment level of the warehouse credit facility to $1.0 billion. The warehouse facility is now provided by specific commercial paper conduits with liquidity provided by and split equally by two national financial institutions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our results of operations and financial condition for the three and nine months ended September 30, 2004 and 2003 should be read in conjunction with the Company’s audited consolidated financial statements and the notes to those statements. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Our results of operations, our financial condition, and the price of our common stock may be affected by many factors, some of which are outside of our control. For a discussion of certain of these factors, see Exhibit 99.1 to this report, which is incorporated herein by reference.

Overview

     We are a vertically integrated education finance company that markets, originates, finances and services education loans. We originated or facilitated the origination of $4.2 billion and $2.9 billion in education loans in the full year 2003 and the first nine months of 2004, respectively, and we believe we are one of the more significant originators of federal and private education loans in the United States. Of our total loan originations for the full year 2003 and the nine months ended September 30, 2004, $4.0 billion and $2.6 billion, respectively, were federally guaranteed consolidation student loans made through the Federal Family Education Loan Program, which we refer to as the FFEL Program or FFELP. Beginning in May 2003, we increased our focus on private education loans and, for the full year 2003 and the nine months ended September 30, 2004, we originated or facilitated the origination of $199.6 million and $298.0 million, respectively, of these loans. As of September 30, 2004, we also serviced approximately $10.3 billion in student loans made to over 409,000 customers.

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

     In 2002, we adopted a strategy of retaining a larger portion of the federally guaranteed loans we originate, which has resulted in our holding a portfolio of loans that has grown from $973.1 million at December 31, 2002 to $4.1 billion at September 30, 2004. Prior to 2002, we sold substantially all of our completed loan applications to third parties and received fees for those applications at the time of sale.

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

     During the third quarter of 2004, the Company formed relationships with more than 70 additional colleges and universities, and also entered into agreements with seven alumni associations and other affinity partners to offer educational finance products to their members.

     The following table sets forth for the three and nine months ended September 30, 2004 and 2003 our loan applications sold and retained and the loans in our portfolio.

Loan Originations and Portfolio

	Three months ended September 30,				Nine months ended September 30,
	2004		2003		2004		2003
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
	(dollars in millions)
FFELP consolidation, PLUS, Stafford loans:
Sold(1)	$572.3	57.8%	$391.9	38.4%	$1,274.2	48.6%	$1,392.6	55.6%
Retained	417.8	42.2	627.4	61.6	1,347.9	51.4	1,109.9	44.4

Total FFELP loans originated(2)	990.1	100.0%	1,019.3	100.0%	2,622.1	100.0%	2,502.5	100.0%

Private loans:
Sold(3)(4)	198.3	100.0%	91.6	100.0%	298.0	100.0%	154.0	100.0%
Retained	—	—	—	—	—	—	—	—

Total private loans originated	198.3	100.0%	91.6	100.0%	298.0	100.0%	154.0	100.0%

Total loans originated	$1,188.4		$1,110.9		$2,920.1		$2,656.5

Portfolio of loans (all FFELP):(5)
Monthly average for period	$3,884.3		$1,763.6		$3,522.1		$1,364.1

Period end	$4,037.1		$1,995.5		$4,037.1		$1,995.5

(1)	Reflects the principal balance of loans with respect to which we sold the originated applications.

(2)	The three months ended September 30, 2004 and 2003 and the nine months ended September 30, 2004 and 2003 include $985.5 million, $1.0 billion, $2.6 billion and $2.5 billion, respectively, of FFELP consolidation loans.

(3)	Reflects the principal balance of loans with respect to which we facilitated the origination by third party lenders.

(4)	Includes Health Education Assistance consolidation loans which equaled $1.6 million and $1.8 million for the three months ended September 30, 2004 and 2003, respectively and $2.3 million and $9.0 million for the nine months ended September 30, 2004 and 2003, respectively.

(5)	Substantially all the loans in our portfolio are FFELP consolidation loans. Currently, our portfolio does not contain any private loans. Amounts reflect principal balance of loans without adjustments for deferred loan costs which, as of September 30, 2004 and 2003, totaled $42.1 million and $18.7 million, respectively. Amounts also do not reflect the allowance for loan losses of $4.2 million and $2.9 million as of September 30, 2004 and 2003, respectively.

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

     In April 2004, we acquired Members Connect Inc. d/b/a Youth Media & Marketing Networks, (Y2M), for approximately $35.9 million. Of the purchase price, $28.6 million was allocated to goodwill, $2.2 million to deferred income tax asset, $4.7 million to other intangible assets and a net of $0.4 million to other assets and payables. Y2M provides affinity marketing of products and services, with a focus on education finance products and services targeted at college students and recent college graduates. Y2M uses direct mail, the internet and print media in its marketing efforts, which it complements by publishing online college newspapers. From the launch of its education finance marketing efforts in May 2003 to December 2003, Y2M facilitated the origination of $210 million of FFELP consolidation loans. Y2M generates revenue from the loans originated through affinity marketing agreements and advertising fees from its online college newspaper publishing operations. Y2M supplements our affinity marketing strategy through which we market and originate loans through relationships with certain alumni associations and industry groups with whom we co-brand our loan products.

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

     The most significant components of our operating expenses in our loan origination segment are salaries and benefits and marketing expenses. Substantially all of our marketing expenses and a majority of our salaries and benefits in this segment are incurred in anticipation of generating loan originations. Although such expenses are variable, if our marketing campaigns are not successful, we may require one to two quarters to reduce expenses. Our results of future operations will be lower due to these expenditures. We believe that we are able to increase the amount of loans we service by up to approximately 30% without significantly increasing our fixed expenses.

     We increased our marketing expenses from $17.2 million for the first nine months of 2003 to $34.8 million for the first nine months of 2004. We expect our marketing expenses to be higher in 2004, in part as a result of our marketing of new products, our acquisition of Y2M and seasonal fluctuations in marketing activities. We expect that our expenses also will increase as a result of becoming a public company. The third quarter of 2004, the period in which we consummated our initial public offering, includes charges for bonuses paid in connection with the offering, with an aggregate value of $1.4 million and the grant of options and restricted stock to management with an aggregate value of $8.2 million, which will be amortized over four years.

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

     In May 2004, we were notified by the DOE that we had been awarded Exceptional Performance status as a servicer and thus our loss claims on loans we service at SunTech will be paid to 100% of the unpaid principal and interest for the twelve month period June 1, 2004 to May 31, 2005. Our loan loss allowance at September 30, 2004 reflects this status.

     The evaluation of the allowance for loan losses is inherently subjective, as it requires material estimates that may be subject to significant changes. The provision for loan losses reflects activity for the applicable period and provides an allowance at a level that our management believes is adequate to cover probable losses inherent in the loan portfolio.

     A loan is placed on non-accrual status at the point at which its guarantee claim is more than 60 days past due or it is concluded that collection of the claim is in doubt. Through September 30, 2004, no loans had been placed on non-accrual status.

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

     Fees for servicing. Since acquiring SunTech in April 2003, we have received fee income for performing loan servicing activities for third parties pursuant to servicing agreements. Servicing fees under these agreements are calculated based on the number of accounts serviced for each client and specific activities such as disbursement or filing claims with guarantee agencies. The fees are billed monthly. The terms of the agreements vary from one year to the life of the applicable loan portfolio. The intracompany servicing fees paid to our servicer for servicing our own portfolio are eliminated in our consolidated financial statements. Servicing rights recorded on our balance sheet total $0.8 million at September 30, 2004 and relate to the remaining unamortized balance recorded in connection with our acquisition of SunTech. Because we were not the owner of any loans that we currently service for third parties, nor have we paid for the right to service any other loan, we do not have any other servicing rights recorded on our balance sheet.

     Advertising income. Since acquiring Y2M in April 2004, we have received advertising income associated with its national network of college newspapers. Income is recorded as contracted with the heaviest volume occurring in the third quarter as advertisers target students returning to school in the fall.

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

     On an on-going basis, management evaluates its estimates and judgments, particularly as they relate to accounting policies that management believes are most “critical”—that is, they are most important to the portrayal of our financial condition and results of operations and they require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These accounting policies include accounting for derivatives, determining the level of the allowance for loan losses and accounting for business combinations and goodwill.

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

     Our derivative instruments, the swaps and one interest rate cap, do not meet the criteria to qualify for hedge accounting pursuant to SFAS No. 133, and therefore the Company records changes in their value as derivative mark-to-market income or expense on the statement of income. The impact of the cash payments and accruals are reported as swap interest expense on the statement of income. The fair value of the derivatives that are positive is included with other assets on the balance sheet and the fair value of the derivatives that are negative is included with accrued liabilities on the balance sheet.

Allowance for loan losses

     The allowance for loan losses represents management’s estimate of probable losses on loans as of the reporting date. This evaluation process is conducted periodically and is subject to numerous estimates and judgments. The two primary estimates required in developing the appropriate level of the allowance are the probability of default and the loss severity of such defaults. In assessing the probability of defaults, we consider the performance of our portfolio, including delinquency and charge-off trends. We also review the published DOE statistics and the performance characteristics of other lenders. In determining the allowance level we estimate the percentage of our portfolio that we believe would default. The primary factor impacting our severity rate is the existence of the 98% guarantee of principal and interest on our loans. Generally, our loans carry a 98% guarantee of principal and accrued interest. In May 2004, the Company was notified by the DOE that it had been awarded Exceptional Performance status as a servicer and thus its loss claims on loans it services at SunTech will be paid to 100% of the unpaid principal and interest for the twelve month period June 1, 2004 to May 31, 2005. As a result, the risk sharing estimate used in our allowance computation at September 30, 2004, was 1.61% as compared to 2.00% in periods prior to this award. Our estimates of default probabilities are subject to more variability than our severity estimates, as the probability estimates are based on historical information and trends that may not hold true into the future. We update our default probabilities annually, or when trends in the portfolio or industry statistics indicate interim revisions are required. As we expect our student loan portfolio to continue to grow, even if our estimates do not change, we expect our allowance for loan losses to increase over time. Such increases will result from periodic loan loss provisions recorded through the income statement.

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

     In the acquisition of our predecessor, the acquisition of SunTech and the acquisition of Y2M, a significant portion of the purchase price was allocated to goodwill. We had $189.3 million of goodwill at September 30, 2004 and $160.7 million at December 31, 2003. We follow the guidance in SFAS No. 142 in accounting for goodwill. The standard requires that we perform annual impairment tests of our goodwill. The goodwill impairment test is a two-step process. The first step is to make an estimate of the fair value of each reporting unit and to compare the valuation to the carrying value of the reporting unit including the goodwill. We have used third parties to assist us in deriving estimates for the fair values used in our assessments. The result of our first step has been that the estimated fair values exceed the carrying amounts of the related reporting units indicating that no impairment exists. As a result, we have not been required to perform the second step of the impairment test to determine the amount of any impairment. We will continue to perform the impairment assessment each year. The calculation of fair value in accordance with SFAS No. 142 requires judgments and estimates, including projections of future income and cash flows, the identification of appropriate market multiples and the choice of an appropriate discount rate. Our estimates of anticipated future income and cash flows could be reduced in the future due to changes in circumstances. As a result, the carrying amount of our goodwill could be reduced through impairment charges in the future. Changes in other estimates could also affect the determination of fair value and could impact the carrying amount of our goodwill.

Results of Operations

Three months ended September 30, 2004 compared to three months ended September 30, 2003

     Net revenue. Net revenue was $59.1 million for the three months ended September 30, 2004, an increase of 101.7% from net revenue of $29.3 million for the three months ended September 30, 2003. The increase in net revenue was primarily the result of an increase in interest income on the expanding student loan portfolio and fee income on loan originations, offset in part by an increase in interest expense on asset-backed securitizations.

Net interest income

     Interest income. Interest income increased by $20.2 million, or 122.4%, to $36.7 million for the three months ended September 30, 2004 compared to $16.5 million for the three months ended September 30, 2003. This increase was the result of an increase in the average balance of loans in our portfolio, which grew to $3.9 billion in the three months ended September 30, 2004 from $1.8 billion for the comparable period of 2003. The amount of loan originations retained decreased to $417.8 million in the 2004 period compared to $627.4 million in the 2003 period. However, loan originations retained for the year-to-date 2004 are $1,347.9 million, up $238.0 million, or 21.0%, compared to the prior year-to-date. The impact of our increased portfolio was partially offset by changes in interest rates and in the characteristics of our loan assets. The average yield on our loan portfolio decreased to 4.80% for the three months ended September 30, 2004 from 4.83% for the comparable period of 2003 due to the inclusion in the 2004 period of consolidation loans originated with a fixed rate in the lower interest rate environment from July 1, 2003 to September 30, 2004. We received SAPs totaling $4.1 million and $0.1 million for the 2004 and 2003 periods, respectively. We received fixed rate floor income of $5.0 million and $4.7 million for the three months ended September 30, 2004 and 2003, respectively. The increase in fixed rate floor income was primarily the result of the increase in the average balance of loans in our portfolio and decreases in applicable interest rates. Interest income on restricted cash increased $0.3 million to $0.6 million for the 2004 period compared to $0.3 million for the 2003 period. Other interest income was $0.1 million for the three months ended September 30, 2004 and $0.2 million for the three months ended September 30, 2003.

     Interest expense. Interest expense increased by $10.4 million, or 106.1%, to $20.2 million for the three months ended September 30, 2004 from $9.8 million for the comparable period of 2003. Our average debt balance under our warehouse and asset-backed securitizations increased by $2.1 billion to $4.1 billion for the 2004 period from $2.0 billion for the 2003 period. Interest expense on this debt increased $12.3 million to $19.5 million in the three months ended September 30, 2004 compared to $7.2 million in the three months ended September 30, 2003. Our average cost of funds was 1.91% for the 2004 period and 1.47% for the 2003 period. Interest expense on other debt obligations decreased to $0.7 million in the three months ended September 30, 2004 compared to $2.6 million in the comparable three months of 2003, primarily as a result of a change in the composition of other debt obligations. In October 2003, we entered into a revolving line of credit and borrowed $40.0 million which was used in combination with the issuance of common and preferred stock to repay the senior notes that had been issued to finance our acquisition by Lightyear. The new revolving line of credit was at a substantially lower interest rate than the senior notes.

     Provision for loan losses. We recorded a provision of $0.7 million for the three months ended September 30, 2004 compared to a provision of $0.9 million in the three months ended September 30, 2003.

     Net portfolio margin and net interest income after provision for loan losses. Net portfolio margin decreased to 1.67% for the three months ended September 30, 2004 from 1.87% for the three months ended September 30, 2003 primarily due to an increase in our average cost of funds, partly offset by a rise in yield on earnings assets. A reconciliation of net portfolio margin to the most comparable information which has been prepared in accordance with GAAP is provided below. See “—Net Portfolio Margin Analysis.” As a result of the foregoing, net interest income after provision for loan losses increased by $10.0 million to $15.8 million for the 2004 period compared to $5.8 million for the 2003 period.

Fee income.

     Fees on loan sales. Fees on loan sales increased to $38.9 million for the three months ended September 30, 2004 from $20.3 million for the three months ended September 30, 2003, primarily reflecting the higher percentage and increased volume of loans originated which were sold to third parties during the 2004 period compared to the 2003 period, as well as better pricing for the sale of completed loan applications under our forward purchase agreements. The amount of loans originated that were sold to, or marketed for, third parties increased to $770.6 million in the 2004 period from $483.5 million for the 2003 period. Included in our fees on loan sales were fees for marketing private in-school loans, which increased to $9.5 million for the 2004 period from $4.1 million in the comparable period of 2003, as the volume of private loans originated for the quarter increased 116.5% to $198.3 million from $91.6 million a year ago.

     Fees for servicing. We generated $3.2 million in loan servicing fees on a consolidated basis for both the three months ended September 30, 2004 and 2003. On a separate segment basis, we recorded loan servicing income for the 2004 and 2003 periods of $4.6 million and $4.1 million, respectively, including $1.4 million and $1.0 million, respectively from the servicing of loans in our portfolio. As of September 30, 2004 SunTech serviced $10.3 billion of loans, an increase of 3.7% from the amount of loans serviced at June 30, 2004 and an increase of 30.0% from the amount of loans serviced at September 30, 2003.

     Advertising income. Fee income in the 2004 period also included $1.2 million in advertising income associated with the online college newspaper publishing operations of Y2M, which was acquired in April 2004.

     Expenses. Total expenses (excluding derivative related expenses) increased $16.8 million, or 60.4%, to $44.6 million for the three months ended September 30, 2004 compared to $27.8 million for the three months ended September 30, 2003, primarily as a result of one-time charges for stock and cash compensation to management related to the completion of the initial public offering, and the termination of the lease on our former headquarters and other office relocation expenses, higher marketing expenses, and the April 2004 acquisition of Y2M.

     Salaries and benefits increased $3.7 million, or 27.0%, to $17.4 million for the 2004 period compared to $13.7 million for the 2003 period. Salaries and benefits increased due to increased salaries and benefits in our loan origination segment primarily from the acquisition of Y2M, a one-time charge of $1.4 million for management bonuses in restricted stock and cash related to the completion of the initial public offering, and increased health care costs.

     Marketing expenses increased $10.7 million to $17.5 million for the three months ended September 30, 2004 compared to $6.8 million for the three months ended September 30, 2003, due to an increase in marketing activities across all our product lines, including an increased focus on marketing private loans, and the acquisition of Y2M. In addition, as a result of the introduction of the national “do not call” list in September 2003, we significantly increased our direct mail and internet advertising efforts.

     Communications and data processing expense increased $0.4 million for the three months ended September 30, 2004 compared to the comparable period of 2003 primarily due to higher telephone expenses. Management and consulting fees decreased by $0.3 million for the 2004 period from $0.9 million for the 2003 period. Professional fees increased $0.4 million, or 33.3%, to $1.6 million for the three months ended September 30, 2004 compared to $1.2 million for the three months ended September 30, 2003 as a result of an increase in advisory fees. Other general and administrative expenses increased $1.5 million, or 71.4%, for the three months ended September 30, 2004 compared to the same period of 2003 as a result of increased travel, recruiting, trust expenses related to two additional trusts and $1.1 million in expenses related to moving headquarter functions between offices, including the termination of the lease on our former headquarters. Depreciation and amortization increased $0.4 million to $1.7 million in the 2004 period compared to $1.3 million in the 2003 period, primarily as a result of the acquisition of additional computer equipment, other property and software in 2003 and 2004.

     Derivatives and investments. Our interest rate swaps and cap resulted in aggregate swap interest of $0.6 million for the three months ended September 30, 2004 and $1.0 million for the three months ended September 30, 2003 and derivative mark-to-market expense of $0.2 million for the 2004 period compared to income of $0.9 million for the comparable 2003 period.

     Income tax provision. Income tax provision increased by $5.2 million to a $5.4 million provision for the three months ended September 30, 2004 compared to a $0.2 million provision for the three months ended September 30, 2003 due to higher earnings and the increase in our effective tax rate

     Net income (loss). Net income (loss) increased to net income of $7.6 million for the three months ended September 30, 2004 from a net loss of $0.4 million for the three months ended September 30, 2003, primarily as result of the increase in interest and fee income, offset in part by higher selling, general and administrative expenses.

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003

     Net revenue. Net revenue was $131.8 million in the nine months ended September 30, 2004, an increase of 70.9% from net revenue of $77.1 million in the nine months ended September 30, 2003. The increase in net revenue was primarily the result of an increase in interest income on the expanding student loan portfolio and fee income from loans serviced by SunTech, which was acquired in April 2003, offset in part by an increase in interest expense on asset-backed securitizations.

Net interest income.

     Interest income. Interest income increased by $54.1 million to $94.8 million in the first nine months of 2004 compared to $40.7 million in the comparable period in 2003. This increase was the result of an increase in the average balance of loans in our portfolio, which grew to $3.9 billion in the 2004 period from $1.8 million in 2003 period, as we retained a greater portion of the federally guaranteed consolidation loans we originated. The amount of loan originations retained increased to $1.3 billion in nine months ended September, 30 2004 from $1.1 billion in the first nine months of September 30, 2003. The impact of our increased portfolio was partially offset by changes in interest rates and in the pricing characteristics of our loan assets. The average yield on our loan portfolio decreased to 4.67% in the 2004 period from 4.89% in the 2003 period due to the addition of consolidation loans originated with a fixed rate in the lower interest rate environment from July 1, 2003 to September 30, 2004. We received SAPs totaling $6.9 million in the first nine months of 2004 and $0.3 million in the first nine months of 2003. We received fixed rate floor income of $17.9 million in the nine months ended September 30, 2004 and $11.3 million in the comparable period of 2003, primarily as a result of the increase in the average balance of loans in our portfolio and decreases in applicable interest rates. Interest income on restricted cash decreased $1.5 million, or 55.6%, to $1.2 million in the first nine months of 2004 due to a decrease in the amount of restricted cash and lower interest rates. The decline in restricted cash was the result of funds from asset-backed securitizations being more quickly invested in loans or used to repay securitization debt. Other interest income increased $0.1 million to $0.4 million in the first nine months of 2004 compared to $0.3 million in the first nine months of 2003.

     Interest expense. Interest expense increased by $19.9 million, or 68.9%, to $48.8 million in the first nine months of 2004 from $28.9 million in the first nine months of 2003. Our average debt balance under our warehouse and asset-backed securitizations increased by $2.0 billion to $3.7 billion in the first nine months of 2004 from $1.7 billion in the first nine months of 2003. Interest expense on this debt increased $26.3 million to $46.5 million in the 2004 period compared to $20.2 million in 2003 period. The increase in short-term interest rates increased our average cost of funds to 1.68% for the nine months ended September 30, 2004 from 1.57% for the nine months ended September 30, 2003. Interest expense on other indebtedness decreased to $2.4 million in the 2004 period compared to $8.7 million in the 2003 period, primarily as a result of a change in the composition of other debt obligations. In October 2003, we entered into a revolving line of credit and borrowed $40.0 million, which in combination with proceeds from the issuance of common and preferred stock, was used to repay our senior notes that had been issued to finance our acquisition by Lightyear. The new revolving line of credit was at a substantially lower interest rate than the senior notes.

     Provision for loan losses. We recorded a net provision of $0.2 million for the nine months ended September 30, 2004 compared to a net provision of $1.1 million for the nine months ended September 30, 2003. The lower provision in the 2004 period resulted from the Company being awarded Exceptional Performance status by the DOE. Our allowance for loan losses as a percentage of outstanding loans was 0.10% and 0.14% at September 30, 2004 and December 31, 2003, respectively.

     Net portfolio margin and net interest income after provision for loan losses. Net portfolio margin increased to 1.72% in the nine months ended September 30, 2004 from 1.57% in the first nine months of 2003 primarily due to increased interest income and an increase in the average yield on our student loans, offset in part by higher rates of interest on indebtedness used to finance our portfolio. Net interest income after provision for loan losses increased by $35.1 million to $45.8 million in the 2004 period compared to net interest income after provision for loan losses of $10.7 million in the 2003 period.

Fee income.

     Fees on loan sales. Fees on loan sales increased to $74.7 million in the first nine months of 2004 from $60.8 million in the first nine months of 2003, primarily reflecting better pricing for the sale of completed loan applications under our forward purchase agreements. The amount of loans originated that were sold to, or marketed for, third parties increased to $1.6 billion for the nine months ended September 30, 2004, from $1.5 billion for the nine months ended September 30, 2003. Included in our fees on loan sales were fees for marketing private in-school loans, which increased to $14.5 million in the first nine months of 2004 from $6.8 million in the comparable 2003 period, as the volume of private loans originated for the quarter increased 93.5% to $298.0 million from $154.0 million a year ago. This increase primarily reflected the launch in May 2003 of our program for private loan products targeted at in-school students.

     Fees for servicing. We generated $9.6 million in loan servicing fees on a consolidated basis for the first nine months of 2004 compared to $5.6 million in the first nine months of 2003. SunTech, our loan servicing subsidiary, was acquired in May 2003. On a separate segment basis, we recorded loan servicing fees for the 2004 and 2003 periods of $13.7 million and $7.0 million, respectively, including $4.1 million and $1.4 million, respectively from the servicing of loans in our portfolio. As of September 30, 2004 SunTech serviced $10.3 billion of loans, an increase of 15.7% from the amount of loans serviced at December 31, 2003 and an increase of 30.0% from the amount of loans services at September 30, 2003.

     Advertising income. Fee income in the 2004 period also included $1.8 million in advertising income associated with the online college newspaper publishing operations of Y2M, which was acquired in April 2004.

     Expenses. Total expenses (excluding derivative related expenses) increased $29.4 million, or 37.7%, to $107.4 million in the first nine months of 2004 compared to $78.0 million in the first nine months of 2003, primarily as a result of one-time charges for stock and cash compensation to management related to the completion of the initial public offering, and the termination of the lease on our former headquarters and other office relocation expenses,, increased marketing expenses, the April 2003 acquisition of SunTech and the April 2004 acquisition of Y2M.

     Salaries and benefits increased $7.6 million, or 19.0%, to $47.6 million in the nine months ended September 30, 2004 compared to $40.0 million in the nine months ended September 30, 2003. Salaries and benefits increased in our loan origination segment by $4.4 million and in our loan servicing segment by $3.2 million. Increases were due to a one-time charge of $1.4 million for management bonuses in restricted stock and cash related to the completion of the initial public offering, increased health care costs and the acquisitions of SunTech in April 2003 and Y2M in April 2004. Our salary and benefits expenses attributable to our stock incentive plan were $0.4 million in the first nine months of 2004 and negligible in the first nine months of 2003.

     Marketing expenses increased $17.6 million to $34.8 million in the first nine months of 2004 compared to $17.2 million in the first nine months of 2003 due to an increase in marketing activities across all our product lines, including an increased focus on marketing private loans, increased direct mail and internet advertising in response to the national “do not call” list introduced in September 2003, and the acquisition of Y2M.

     Communications and data processing expense increased $0.5 million in the 2004 period compared to the 2003 period primarily due to increased telephone expenses. Management and consulting fees were approximately the same in both the 2004 period and the 2003 period. Professional fees decreased $0.7 million to $4.1 million in the 2004 period compared to $4.8 million in the first nine months of 2003 as a result of lower consultant expenses. Other general and administrative expenses increased $3.1 million, or 57.4%, in the first nine months of 2004 compared to the first nine months of 2003 as a result of increased travel, franchise taxes, supplies, corporate insurance and $1.1 million in expenses related to moving headquarter functions between offices and the termination of the lease on our former headquarters. Depreciation and amortization increased $1.3 million to $4.3 million in the 2004 period compared to $3.0 million in the 2003 period, primarily as a result of the acquisition of additional computer equipment, other property and software in 2003.

     Derivatives and investments. Our interest rate swaps and interest rate cap resulted in swap interest expense of $4.2 million in the first nine months of 2004 versus $2.2 million in the first nine months of 2003 and derivative mark-to-market income of $5.9 million in the first nine months of 2004 and expense of $2.0 million in the first nine months of 2003.

     Income tax provision (benefit). Income tax provision increased by $11.0 million to a provision of $10.3 million for the nine months ended September 30, 2004 compared to a benefit of $0.7 million for the nine months ended September 30, 2003 due to the increase in income before taxes compared to a loss in 2003 and the increased effective tax rate. Our effective tax rate was 39.6% for the first nine months of 2004 compared to (14.1)% for the first nine months of 2003. Included in our net loss for 2003 were non-deductible expenses, which caused our 2003 effective tax rate to be at a rate below the statutory rate.

     Net income (loss). Net income (loss) increased to net income of $10.9 million for the first nine months of 2004 from a net loss of $8.7 million for the first nine months of 2003, as a result of the factors discussed above, offset in part by a $0.5 million increase in the accretion of dividends on preferred stock.

Financial Condition

At September 30, 2004 compared to December 31, 2003

     Total assets increased $1.3 billion to $4.5 billion at September 30, 2004 from $3.2 billion at December 31, 2003. This was primarily due to an increase in our loan portfolio of approximately $1.2 billion, to $4.1 billion at September 30, 2004 from $2.9 billion at December 31, 2003. All of the loans in our portfolio are FFELP loans and over 99% are consolidation loans.

     Total liabilities increased $1.2 billion to $4.3 billion at September 30, 2004 from $3.1 billion at December 31, 2003. The growth in liabilities was the result of an increase in debt incurred to finance our loan portfolio.

     Preferred stock of our consolidated subsidiary was reduced to zero at September 30, 2004 from $89.1 million at December 31, 2003, as a result of the payment of the liquidation preference of $93.4 million of all preferred stock in July 2004 from the net proceeds of the initial public offering in connection with the merger of the subsidiary into its parent in accordance with the plan of liquidation for federal tax purposes. As a result, there will be no further accretion or payment of preferred dividends.

     Stockholders’ equity increased $148.3 million to $173.5 million at September 30, 2004 from $25.2 million at December 31, 2003 primarily as a result of the issuance of 9,375,000 common shares in the initial public offering and net income for the first nine months of 2004.

Liquidity and Capital Resources

     We finance our operations through operating cash flow and borrowings under a warehouse facility, asset-backed securitizations and a revolving line of credit. Operating activities provided net cash of $2.4 million in the first nine months of 2004, a decrease of $5.0 million from the net cash provided by operating activities of $7.4 million in the first nine months of 2003. This decrease was due primarily to higher accrued interest receivable resulting from the increase in loan volume and higher accounts receivable at the end of the quarter due to the timing of collections, offset in part by higher net income. Net cash used in investing activities increased to $1.3 billion in the first nine months of 2004 from $1.1 billion in the first nine months of 2003 primarily as a result of the increase in size of our retained portfolio. Net cash provided by financing activities increased to $1.3 million in the first nine months of 2004 from $1.1 million in the first nine months of 2003, primarily as a result of the increased financing for our retained portfolio. We believe that the use of our warehousing capacity, continued access to the asset-backed securitization market and forward purchase agreements will provide adequate liquidity to fund our operations, loan processing and originations and capital expenditures for the foreseeable future.

     On October 30, 2003, we obtained from two national financial institutions a three-year $45.0 million revolving credit facility, which was increased to $62.5 million pursuant to an amendment on April 21, 2004 to acquire Y2M. The revolving line of credit bears interest, payable quarterly, at LIBOR plus 3.50%. We are also required to pay a commitment fee of 0.50% on undrawn amounts under the facility. The facility is secured by substantially all of our non-student loan assets, including the outstanding capital stock or limited liability company membership interests of all of our wholly-owned operating subsidiaries other than subsidiaries that hold our loan portfolio. The credit facility contains certain mandatory prepayment and commitment reduction provisions and event of default provisions (including relating to a change of control), as well as affirmative and negative covenants, which include restrictions on the payment of dividends, incurrence of additional debt and capital expenditures. In addition, we are subject to, and in compliance with, certain financial covenants including ratios related to fixed charges coverage, interest coverage and leverage. We and certain of our subsidiaries have guaranteed all of our obligations under the credit agreement. We drew $40.0 million initially under the facility to retire a portion of the senior notes that had been issued to help finance our acquisition by Lightyear in May 2002. On April 21, 2004, we borrowed $34.0 million in order to fund the acquisition of Y2M. Upon completion of the initial public offering, approximately $42.1 million of the net proceeds were used to repay a portion of the indebtedness outstanding under the revolving line of credit, at which time the amount of the facility was reduced to $30.0 million pursuant to a second amendment which became effective at such time. As amended pursuant to the second amendment, the facility will terminate in July 2005. As of September 30, 2004, approximately $12.4 million was outstanding on this revolving line of credit.

In July 2003, we obtained a one-year, $500.0 million conduit warehouse financing facility, through a special purpose company, to fund our loan originations. In February 2004, we requested and received a temporary increase in this facility to permit financing up to $1.0 billion to permit us to finance additional loans prior to issuing asset-backed securities in April 2004, and as of the end of April 2004 capacity under the facility returned to $500.0 million. On November 4, 2004, we permanently increased this facility to $1.0 billion. We use the warehouse facility to fund our loan originations until such time as we accumulate sufficient loans to effectively access the asset-backed securitization market and we may seek to expand our warehouse availability from time to time in order to continue to most efficiently access that market, although we do not have a contractual right to increase this facility at this time. We pay a fee of 0.14% per annum on the unused portion of the facility and, accordingly, have maintained availability at levels we believe are appropriate to fund our loan originations. The ability to draw on the facility expires in July 2005 unless extended. It must be repaid in full by July 2006 unless extended. The $1.0 billion warehouse facility is provided by four commercial paper conduits with liquidity support provided by two national financial institutions. The facility is secured by our portfolio of loans financed under the facility. The interest rate on funds advanced by the conduit lender is calculated based on the commercial paper rate plus a margin and for funds advanced by the liquidity provider at the Eurodollar rate plus 1.0% or the alternate base rate. The interest rate on amounts outstanding under the warehouse facility on September 30, 2004 was 2.05%. As of September 30, 2004, $433.9 million was outstanding under our warehouse facility. The conduit facility contains certain affirmative and negative covenants as well as reporting requirements and covenants relating to loan servicing. The affirmative covenants require us to, among other things, preserve the federal guarantee on our FFELP loan portfolio. An event of default under the conduit facility will occur if, among other things, the federal guarantee on FFELP loans is reduced, the excess spread on the loans in our portfolio drops below a certain rate or the default rate of loans in our portfolio exceeds a certain percentage.

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

     As part of our securitization transactions, we borrowed funds in excess of the principal balance of the loans included in the applicable securitization transactions. A portion of these additional funds was used to repay our other indebtedness and fund our operations. The timing of future cash flows may be affected by the amount of loans in our portfolio in grace or deferment status or with respect to which we have granted forbearance and the level of delinquencies. In the first nine months of 2004, we made $67.6 million in principal payments and in the comparable 2003 period, we made $13.6 million principal payments on our asset-backed securitizations. Our rights to cash flows from securitized loans are subordinate to noteholders interests and these loans may fail to generate any cash flows beyond what is due to pay the noteholders. We anticipate continuing to access the domestic asset-backed securitization market in 2004 and subsequent years. The timing of future issuances will depend on market conditions.

     On May 17, 2002, in connection with our acquisition by Lightyear and its affiliates, CFSL Acquisition Corp. issued a 4.47% subordinated note, due June 30, 2007, in the principal amount of $15.0 million to the previous owners of the Company. The note may be redeemed at any time at the option of the Company, and must be redeemed in the event of a change of control of the Company.

     The following tables summarize our indebtedness and capital leases outstanding as of September 30, 2004 and December 31, 2003:

	As of September 30, 2004
	Principal		Interest
	amount	Percent of total	rate range	Final maturity(2)
	(dollars in millions)
Warehouse facility	$433.9	10.2%	2.05%	07/20/04 - 07/18/06	(3)
Asset-backed notes: (1)
Notes based on LIBOR	1,717.2	40.4	2.01% - 2.30%	03/01/12 - 03/28/21
Notes based on auction rates	2,073.2	48.7	1.73% - 2.10%	12/01/41 - 12/01/43

Total asset-backed notes and warehouse facility	4,224.3	99.3
Revolving line of credit	12.4	0.3	5.34%	07/06/05
Fixed-rate notes	14.4 (4)	0.3	4.47%	06/30/07
Fixed-rate capital leases	1.9	0.1	6.00% - 7.82%	05/10/10

Total	$4,253.0	100.0%

	As of December 31, 2003
	Principal	Percent	Interest
	amount	of total	rate range	Final maturity(2)
	(dollars in millions)
Warehouse facility	$144.8	4.7%	1.52%	07/20/04 - 07/18/06	(3)
Asset-backed notes: (1)
Notes based on LIBOR	897.1	29.5	1.23% - 1.47%	03/01/12 - 03/28/21
Notes based on auction rates	1,959.0	64.4	1.18% - 1.33%	12/01/41 - 12/01/43

Total asset-backed notes and warehouse facility	3,000.9	98.6
Revolving line of credit	26.3	0.8	4.62%	09/30/06
Fixed-rate notes	14.2 (4)	0.5	4.47%	06/30/07
Fixed-rate capital leases	1.9	0.1	6.34% - 7.82%	04/01/08

Total	$3,043.3	100.0%

(1)	Issued in securitization transactions.

(2)	The final maturity date is the stated legal maturity of the applicable class of notes. However, the principal of the notes is paid based on the receipt of principal payments under the applicable pools of loans and is expected to be paid prior to the final maturity date.

(3)	The warehouse facility may be drawn upon to July 2005, unless it is extended, and must be repaid by July 18, 2006.

(4)	Balances are net of unamortized discount of $0.6 million and $0.8 million as of September 30, 2004 and December 31, 2003, respectively.

     Payments on outstanding indebtedness and capital and operating lease obligations are due after September 30, 2004 in varying amounts as follows:

	Total	< 1 year	1 - 3 years	3 - 5 years	> 5 years
	(dollars in millions)
Warehouse facility	$433.9	$433.9	—	—	—
Asset-backed notes(1)	3,790.4	—	—	—	3,790.4
Other indebtedness(2)	26.8	12.2	14.6	—	—
Capital lease obligations	1.9	0.5	1.0	0.3	0.1
Operating lease obligations	9.6	2.1	2.8	2.4	2.3

Total	$4,262.6	$448.7	$18.4	$2.7	$3,792.8

(1)	Principal on our asset-backed notes will be paid based on receipt of principal payments under the applicable pools of loans and is expected to be paid prior to final maturity date of the notes.

(2)	Includes $12.4 million outstanding under our revolving line of credit and $14.4 million of our fixed-rate notes outstanding.

     In addition, we have forward purchase agreements under which we are obligated to sell a minimum amount of FFELP loan applications, refer private education loan applications and sell all of the funded private consolidation loan applications we originate. These commitments generally run for between one and three years. As of September 30, 2004 and December 31, 2003, we were obligated to sell $360.2 million and $1.2 billion, respectively, in loan applications at contractual rates under various agreements through December 31, 2004.

Off Balance Sheet Arrangements

     We do not have any off balance sheet arrangements. As described above, all of our asset-backed securitizations are treated as indebtedness on our balance sheet.

Loan Portfolio

     The table below describes the components of our loan portfolio as of September 30, 2004 and December 31, 2003:

	As of September 30,		As of December 31,
	2004		2003
	(dollars in millions)
		Percent		Percent
	Principal(1)	of total	Principal(1)	of total
FFELP loans:
Consolidation	$4,029.4	99.8%	$2,830.9	99.9%
PLUS	4.5	0.1	2.9	0.1
Stafford	3.2	0.1	0.3	—

Total	$4,037.1	100.0%	$2,834.1	100.0%

(1) Amounts reflect principal balance of loans without adjustments for deferred loan costs which, as of September 30, 2004, totaled $42.1 million and as of December 31, 2003 totaled $26.4 million, respectively. Amounts also exclude the allowance for loan losses of $4.2 million as of September 30, 2004 and $4.1 million as of December 31, 2003.

     The table below shows the repayment status of loans and delinquency amounts as of September 30, 2004 and 2003 and December 31, 2003. Delinquencies have the potential to adversely impact our earnings through increased servicing and collection costs and write-offs.

	As of September 30,			As of December 31,
	2004			2003
		Percent of	Percent of		Percent of	Percent of
		loan	loans in		total loan	Loans in
	Principal	portfolio	repayment	Principal(1)	portfolio	repayment
	(dollars in millions)
Loans in school/grace/deferment(2)	$496.7	12.3%		$275.7	9.7%
Loans in forbearance(3)	289.5	7.2		167.4	5.9
Loans in repayment status:
Current	2,988.6	74.0	91.9%	2,276.7	80.3	95.1%
Delinquent 31-60 days(4)	108.9	2.7	3.4	54.0	1.9	2.3
Delinquent 61-90 days	38.5	1.0	1.2	21.4	0.8	0.9
Delinquent over 90 days(5)	114.9	2.8	3.5	38.9	1.4	1.7

Total loans in repayment	3,250.9	80.5	100.0%	2,391.0	84.4	100.0%

Total loan portfolio	$4,037.1	100.0%		$2,834.1	100.0%

(1)	Amounts reflect principal balance of loans without adjustments for deferred loan costs, which, as of September 30, 2004 and December 31, 2003 totaled $42.1 million, and $26.4 million, respectively. Amounts also do not reflect the allowance for loan losses of $4.2 million and $4.1 million as of September 30, 2004 and December 31, 2003, respectively.

(2)	Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(3)	Loans for borrowers who have temporarily ceased making full payments due to hardship or other factors, according to a schedule approved by the servicer consistent with the established loan program servicing procedures and policies.

(4)	The period of delinquency is based on the number of days scheduled payments are contractually past due and relate to loans in repayment status, that is, receivables not charged off, and not in school, grace, deferment or forbearance.

(5)	Includes loans of $2.4 million and $1.9 million as of September 30, 2004 and December 31, 2003, respectively, in claim status, which are loans that are over 270 days past due, which have gone into default and have been submitted to the guaranty agency for FFELP loans to process the claim for payment.

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

	Three months ended September 30,				Nine months ended September 30,
	2004		2003		2004		2003
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
	(dollars in thousands)
Student loan and restricted cash yield	$47,953	4.69%	$21,919	4.47%	$125,375	4.52%	$53,034	4.12%
DOE rebate(1)	(10,411)	(1.02)	(4,966)	(1.01)	(28,479)	(1.03)	(11,135)	(0.86)
Amortization(2)	(943)	(0.09)	(599)	(0.12)	(2,544)	(0.09)	(1,513)	(0.12)

Net student loan and restricted cash yield	36,599	3.58	16,354	3.34	94,352	3.40	40,386	3.14
Asset-backed notes and lines of credit	(19,511)	(1.91)	(7,199)	(1.47)	(46,463)	(1.68)	(20,242)	(1.57)

Net portfolio margin	$17,088	1.67%	$9,155	1.87%	$47,889	1.72%	$20,144	1.57%

Average balance of student loans and restricted cash	$4,064,496		$1,948,713		$3,703,280		$1,721,213

(1)	Reflects the 1.05% per annum rebate fee on FFELP consolidation loans that is paid monthly divided by the average balance of student loans and restricted cash.

(2)	Represents the amortization of capitalized origination costs and purchase accounting adjustments, including the 0.50% fee payable to the DOE on the origination of FFELP loans.

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

	Three months ended September 30,
	2004				2003
			Average				Average
		Interest	rate			Interest	rate
	Average	income/	earned/		Average	income/	earned/
	balance	expense	paid		balance	expense	paid
	(dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$7,389	$139	7.48%		$7,061	$166	9.33%
Restricted cash	141,298	586	1.65		167,964	261	0.62
Student loans	3,923,198	47,367	4.80		1,780,749	21,658	4.83
DOE rebate(1)		(10,411)	(1.05)			(4,966)	(1.11)
Amortization(2)		(943)	(0.10)			(599)	(0.13)

Student loans after DOE rebate and amortization	3,923,198	36,013	3.65		1,780,749	16,093	3.59

Total interest-earning assets	$4,071,885	36,738	3.59%		$1,955,774	$16,520	3.35%

Interest-bearing liabilities:
Asset-backed notes and lines of credit	$4,103,620	19,511	1.89%		$1,975,113	7,199	1.45%
Other debt obligations, net	37,328	703	7.49		73,176	2,544	13.79
Capital lease obligations	1,709	28	6.52		2,044	39	7.57

Total interest-bearing liabilities	$4,142,657	20,242	1.94		$2,050,333	9,782	1.89

Net interest income and margin		$16,496	1.61	%(3)		$6,738	1.37	%(3)

Reconciliation to net portfolio margin:
Net interest income		$16,496				$6,738
Less: interest income on cash and cash equivalents		(139)				(166)
Plus: interest expense on other debt obligations, net		703				2,544
Plus: interest expense on capital lease obligations		28				39

Net portfolio margin		$17,088				$9,155

	Nine months ended September 30,
	2004				2003
			Average				Average
		Interest	rate			Interest	rate
	Average	income/	earned/		Average	income/	earned/
	balance	expense	paid		balance	expense	paid
	(dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$11,388	$444	5.21%		$20,923	$289	1.85%
Restricted cash	146,661	1,160	1.06		342,377	2,655	1.04
Student loans	3,556,619	124,215	4.67		1,378,836	50,379	4.89
DOE rebate(1)		(28,479)	(1.07)			(11,135)	(1.08)
Amortization(2)		(2,544)	(0.10)			(1,513)	(0.15)

Student loans after DOE rebate and amortization	3,556,619	93,192	3.50		1,378,836	37,731	3.66

Total interest-earning assets	$3,714,668	94,796	3.41		$1,742,136	$40,675	3.12

Interest-bearing liabilities:
Asset-backed notes and lines of credit	$3,742,702	46,463	1.66%		$1,741,875	20,242	1.55%
Other debt obligations, net	44,545	2,273	6.82		84,361	8,611	13.65
Capital lease obligations	1,781	102	7.65		1,104	57	6.90

Total interest-bearing liabilities	$3,789,028	48,838	1.72		$1,827,340	28,910	2.12

Net interest income and margin		$45,958	1.65	%(3)		$11,765	0.90%()

Reconciliation to net portfolio margin:
Net interest income		$45,958				$11,765
Less: interest income on cash and cash equivalents		(444)				(289)
Plus: interest expense on other debt obligations, net		2,273				8,611
Plus: interest expense on capital lease obligations		102				57

Net portfolio margin		$47,889				$20,144

(1)	Reflects the 1.05% per annum rebate fee on FFELP consolidation loans that is paid monthly divided by the average balance of student loans.

(2)	Represents the amortization of capitalized origination costs and purchase accounting adjustments, including the 0.50% fee payable to the DOE on the origination of FFELP loans.

(3)	Net interest margin is net interest income divided by the average total interest-earning assets.

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

     As a result of the decline in short-term interest rates over the last three years, we have earned fixed rate floor income during the past three years. Fixed rate floor income is reduced and can be eliminated in a rising interest rate environment. For example, for the nine months ended September 30, 2004, our student loan portfolio had a weighted average interest rate of 4.67%. FFELP consolidation loans with a fixed borrower rate of 4.33% stop generating fixed rate floor income when the 91-day commercial paper rate exceeds 1.69%.

     One objective when financing our loan portfolio is to manage interest rate risk through:

•	match-funding of loan assets with associated secured borrowings and

•	utilizing interest rate swaps and other derivative instruments (described below) to minimize the adverse effect of interest rate fluctuations in the near term.

     During 2003 and 2004, we entered into certain derivative instrument contracts to help manage our interest rate risk. The table below summarizes the derivative instruments to which we were a party at September 30, 2004:

				September 30, 2004		December 31, 2003
				Receive—		Receive—
Derivative	Notional	Maturity	Pay—	floating rate		floating rate
type	amount	Date	fixed rate	(LIBOR)	Fair value	(LIBOR)	Fair value(3)
Swap(1)	$250,000	01/26/2005	1.89%	1.84%	$150	1.12%	$(2,070)
Swap(1)	225,000	11/26/2004	1.64	1.84	91	1.12	(606)
Swap(1)	225,000	11/26/2004	1.64	1.84	91	1.12	(559)
Cap (Sold)	250,000	01/26/2005	— (2)		(72)		(328)
Swap	550,000	04/28/2005	1.55	1.84	2,157

Total, net					$2,417		$(3,563)

(1)	Under the interest rate swaps, we agree to pay a fixed rate in exchange for a floating rate. The interest rate swap effectively converts a portion of our variable-rate debt to a fixed rate for a period of time thereby fixing the relative spread between a portion of our loan assets equal to the size of the swap notional amount.

(2)	The Company received $1.7 million in proceeds from the sale of the cap on February 28, 2003. The amount is recorded as a derivative liability and is marked to market over the term of the cap. Payments on the cap will be made only when the 91-day commercial paper rate exceeds 2.09%. No payments were made in 2003. The notional amounts of the cap and the swap maturing on 01/26/05 reduced to $250 million each from $500,00 each on July 26, 2004.

(3)	Reflects the value to the Company of the interest rate swaps and the cap assuming the applicable swap or cap was terminated as of September 30, 2004 or December 31, 2003.

     We have not designated any of these derivative instruments to meet the criteria for hedge accounting. See “—Critical Accounting Policies—Accounting for Derivatives.”

     Forward interest rate sensitivity. The following table shows the changes in net interest income, swap interest expense, derivative mark-to-market expense and income before tax provision (benefit) and accretion of dividends on preferred stock for a 12-month period based on an increase or decrease in interest rates in effect on October 1, 2004, which is maintained for the entire period shown and applied to our interest-earning assets and interest-bearing liabilities as of September 30, 2004, assuming normal portfolio payment patterns for the periods presented and no additional originations.

     We held five derivative contracts as of September 30, 2004 to help mitigate the economic impact of changing interest rates. With respect to swap interest expense and derivative mark-to-market expense, we have applied the change to interest rates in effect on October 1, 2004 through the maturity date of the applicable derivative. Because the derivatives are not accounted for as accounting hedges under SFAS No. 133, we present their effect in a separate line item, swap interest expense, in the income statement.

	Twelve months beginning October 1, 2004
	Decrease	Increase	Increase	Increase
	of	of	of	of
	100 basis	100 basis	200 basis	300 basis
	points	points	points	points
	(dollars in millions)
Estimated increase (decrease) in net interest income	$20.5	$(10.0)	$(16.2)	$(19.2)
Estimated decrease (increase) in swap interest expense(1)	(4.7)	4.0	7.9	11.7
Estimated decrease (increase) in derivative mark-to-market expense(1)(2)	(2.4)	(2.4)	(2.4)	(2.4)

Increase (decrease) in income before income tax provision (benefit) and accretion of dividends on preferred stock	$13.4	$(8.4)	$(10.7)	$(9.9)

(1)	Our derivative instruments in effect as of September 30, 2004 mature on November 26, 2004, April 28, 2005 and January 26, 2005, respectively.

(2)	Represents the aggregate mark-to-market liability as of September 30, 2004 based on the maturity of the derivatives in place at that time.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

     Included within Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Controls and Procedures

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2004. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

     There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(b) Reports on Form 8-K:

On August 10, 2004, we filed a current report on Form 8-K announcing financial results for the second quarter ended June 30, 2004.         .

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLLEGIATE FUNDING SERVICES, INC. (Registrant)
Date: November 4, 2004	By:	/s/ Kevin A. Landgraver
Name: Kevin A. Landgraver
Title: Executive Vice President and Chief Financial Officer (on behalf of the Registrant and as Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1	Agreement relating to Acquisition of Youth Media & Marketing Networks, dated as of April 21, 2004, among Collegiate Funding Services, LLC, Affinity Acquisition Corp., Members Connect Inc. and the company’s stockholders (incorporated by reference to Exhibit 2.1 to the registration statement on Form S-1 (Reg. No. 333-114466))

3.1	Amended and Restated Certificate of Incorporation of Collegiate Funding Services, Inc. (incorporated by reference to Exhibit 3.1 to the registration statement on Form S-1 (Reg. No. 333-114466))

3.2	Amended and Restated By-Laws of Collegiate Funding Services, Inc. (incorporated by reference to Exhibit 3.2 to the registration statement on Form S-1 (Reg. No. 333-114466))

4.1✓	Stockholders Agreement, dated May 17, 2002, by and among CFSL Holdings Corp., CFSL Acquisition Corp. and the investors listed on Schedule A thereto (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-1 (Reg. No. 333-114466))

4.2	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.2 to the registration statement on Form S-1 (Reg. No. 333-114466))

4.3	Indenture of Trust from Collegiate Funding Services Education Loan Trust I and U.S. Bank National Association, as Eligible Lender Trustee to U.S. Bank National Association, as Indenture Trustee, dated as of November 1, 2001, together with First Supplemental Indenture of Trust, dated November 1, 2001 and Second Supplemental Indenture of Trust, dated July 1, 2002 (incorporated by reference to Exhibit 4.3 to the registration statement on Form S-1 (Reg. No. 333-114466))

4.4	Indenture of Trust between Collegiate Funding Services Education Loan Trust 2003-A and U.S. Bank National Association, as Eligible Lender Trustee and as Trustee, dated as of February 1, 2003 (incorporated by reference to Exhibit 4.4 to the registration statement on Form S-1 (Reg. No. 333-114466))

4.5	Indenture of Trust between Collegiate Funding Services Education Loan Trust 2003-B and U.S. Bank National Association, as Eligible Lender Trustee and as Trustee, dated as of November 1, 2003 (incorporated by reference to Exhibit 4.5 to the registration statement on Form S-1 (Reg. No. 333-114466))

4.6	Indenture of Trust between Collegiate Funding Services Education Loan Trust 2004-A and U.S. Bank National Association, as Eligible Lender Trustee and as Trustee, dated as of April 1, 2004 (incorporated by reference to Exhibit 4.6 to the registration statement on Form S-1 (Reg. No. 333-114466))

4.7	Subordinated Note of CFSL Acquisition Corp., dated May 17, 2002, issued to NOBS Capital Ventures, L.L.C. (incorporated by reference to Exhibit 4.7 to the registration statement on Form S-1 (Reg. No. 333-114466))

10.1	Warehouse Financing Indenture, dated as of July 23, 2003, by and among Collegiate Funding Services Resources I, LLC, as Issuer, the conduit lenders parties thereto, certain financial institutions parties thereto, as Committed Lenders, Citicorp North America, Inc., as Agent, U.S. Bank National Association, as Indenture Trustee and Eligible Lender Trustee, Collegiate Funding Portfolio Administration, L.L.C., as Administrator and Collegiate Funding Master Servicing, L.L.C., as Master Servicer, together with the Amendment No. 1, dated as of October 30, 2003 and the Amendment No. 2, dated as of February 17, 2004 (incorporated by reference to Exhibit 10.1 to the registration statement on Form S-1 (Reg. No. 333-114466))

10.1.1	Amendment No. 3 the Warehouse Financing Indenture, dated as of July 19, 2004, by and among Collegiate Funding Services Resources I, LLC, as Issuer, the conduit lenders parties thereto, certain financial institutions parties thereto, as Committed Lenders, Citicorp North America, Inc., as Agent, U.S. Bank National Association, as Indenture Trustee and Eligible Lender Trustee, Collegiate Funding Portfolio Administration, L.L.C., as Administrator and Collegiate Funding Master Servicing, L.L.C., as Master Servicer (incorporated by reference to Exhibit 10.1.1 to the registration statement on Form S-1 (Reg. No. 333-114466))

10.2†	Consolidation Loan Origination Responsibility Agreement, dated November 15, 1999, by and between Collegiate Funding Services, LLC and Citibank as Trustee for the Student Loan Corporation, together with the First Amendment, dated March 1, 2001, the Second Amendment, dated November 1, 2001, the Third Amendment, dated May 7, 2002, the Fourth Amendment, dated July 25, 2002 and the Fifth Amendment, dated August 20, 2002 (incorporated by reference to Exhibit 10.2 to the registration statement on Form S-1 (Reg. No. 333-114466))

Exhibit No.	Description of Exhibit
10.2.0	Sixth Amendment Agreement, dated April 3, 2003, by and between Citibank (New York State), as Trustee for the Student Loan Corporation, the Student Loan Corporation and Collegiate Funding Services, LLC (incorporated by reference to Exhibit 10.2.0 to the registration statement on Form S-1 (Reg. No. 333-114466))

10.2.1†	Seventh Amendment Agreement, dated May 20, 2004, by and between Citibank, N.A., as Trustee for the Student Loan Corporation, the Student Loan Corporation and Collegiate Funding Services, LLC (incorporated by reference to Exhibit 10.2.1 to the registration statement on Form S-1 (Reg. No. 333-114466))

10.3†	Consolidation Loan Origination Responsibility Agreement, dated December 3, 2002, by and between Collegiate Funding Services, LLC and The Brazos Higher Education Service Corporation, Inc., together with the First Email Agreement, dated September 3, 2003, the Second Email Agreement, dated September 26, 2003 and the First Amendment Agreement, dated January 1, 2004 (incorporated by reference to Exhibit 10.3 to the registration statement on Form S-1 (Reg. No. 333-114466))

10.4†	Real World Consolidation Loan Origination Responsibility Agreement, dated April 1, 2003, by and between Collegiate Funding Services, LLC and Mississippi Higher Education Assistance Corporation (incorporated by reference to Exhibit 10.4 to the registration statement on Form S-1 (Reg. No. 333-114466))

10.5†	Origination, Disbursement, Interim Sub-Servicing and Purchasing Master Agreement, dated February 19, 2004, by and between Collegiate Funding Services, LLC and the Higher Education Loan Authority of the State of Missouri (incorporated by reference to Exhibit 10.5 to the registration statement on Form S-1 (Reg. No. 333-114466))

10.6†	Private Consolidation Loan Origination Responsibility Agreement, dated June 12, 2001, by and between Collegiate Funding Services, LLC and First Union National Bank of Delaware (incorporated by reference to Exhibit 10.6 to the registration statement on Form S-1 (Reg. No. 333-114466))

10.7†	Amendment Agreement, dated August 1, 2001, among First Union National Bank of Delaware, The Education Resources Institute, SunTech, Inc. and Collegiate Funding Services, LLC, together with the Amendment Agreement, dated February 20, 2002 (incorporated by reference to Exhibit 10.7 to the registration statement on Form S-1 (Reg. No. 333-114466))

10.8†	Amendment Agreement, dated November 7, 2003, by and between Collegiate Funding Services, LLC, ClassNotes Inc. (d/b/a Educaid) and Wachovia Bank of Delaware (as successor in interest to First Union National Bank of Delaware), together with the Amendment Agreement, dated March 17, 2004 (incorporated by reference to Exhibit 10.8 to the registration statement on Form S-1 (Reg. No. 333-114466))

10.9✓	Credit Agreement, dated as of October 30, 2003 between Collegiate Funding Services, LLC, as Borrower, CFSL Holdings Corp. and CFSL Acquisition Corp., as Parent Guarantors, the Subsidiary Guarantors referred to therein, as Subsidiary Guarantors, the lenders named therein, as lenders and JPMorgan Chase Bank, as Administrative Agent, together with Amendment No. 1 dated as of April 21, 2004 (incorporated by reference to Exhibit 10.9 to the registration statement on Form S-1 (Reg. No. 333-114466))

10.9.1	Amendment No. 2 to Credit Agreement, dated as of July 7, 2004 between Collegiate Funding Services, LLC, as Borrower, Collegiate Funding Services, Inc. and CFSL Acquisition Corp., as Parent Guarantors, the Subsidiary Guarantors referred to therein, as Subsidiary Guarantors, the lenders named therein, as lenders and JPMorgan Chase Bank, as Administrative Agent (incorporated by reference to Exhibit 10.9.1 to the registration statement on Form S-1 (Reg. No. 333-114466))

10.10	Underwriting Agreement, dated February 25, 2003, by and among Salomon Smith Barney Inc., UBS PaineWebber Inc., UBS Warburg LLC, Collegiate Funding of Delaware, LLC and Collegiate Funding Services, LLC (incorporated by reference to Exhibit 10.10 to the registration statement on Form S-1 (Reg. No. 333-114466))

10.11	Underwriting Agreement, dated November 25, 2003, by and among Banc of America Securities LLC, J.P. Morgan Securities Inc., Citigroup Global Markets Inc., Collegiate Funding of Delaware, LLC and Collegiate Funding Services, LLC (incorporated by reference to Exhibit 10.11 to the registration statement on Form S-1 (Reg. No. 333-114466))

10.12	Underwriting Agreement, dated April 16, 2004, by and among Citigroup Global Markets Inc., J.P. Morgan Securities Inc., UBS Securities LLC, Collegiate Funding of Delaware, LLC and Collegiate Funding Services, LLC (incorporated by reference to Exhibit 10.12 to the registration statement on

2

Exhibit No.	Description of Exhibit
Form S-1 (Reg. No. 333-114466))

10.13✓	Warrant Agreement, dated May 17, 2002, by and among CFSL Holdings Corp. and the purchasers party thereto (incorporated by reference to Exhibit 10.13 to the registration statement on Form S-1 (Reg. No. 333-114466))

10.14	Stock Incentive Plan of Collegiate Funding Services, Inc. (incorporated by reference to Exhibit 10.14 to the registration statement on Form S-1 (Reg. No. 333-114466))

10.15	Employment Agreement by and between Collegiate Funding Services, Inc. and J. Barry Morrow (incorporated by reference to Exhibit 10.15 to the registration statement on Form S-1 (Reg. No. 333-114466))

10.16	Form of Employment Agreement for Executive Vice Presidents of Collegiate Funding Services, Inc. (incorporated by reference to Exhibit 10.16 to the registration statement on Form S-1 (Reg. No. 333-114466))

10.17	Employment Agreement by and between Collegiate Funding Services, Inc. and John T. Fees (incorporated by reference to Exhibit 10.17 to the registration statement on Form S-1 (Reg. No. 333-114466))

10.18✓	Management Agreement, dated May 17, 2002, by and between Lightyear Capital, LLC, CFSL Holdings Corp., CFSL Acquisition Corp. and Collegiate Funding Services, LLC (incorporated by reference to Exhibit 10.18 to the registration statement on Form S-1 (Reg. No. 333-114466))

10.18.1✓	First Amendment Agreement, dated April 15, 2003, by and between Lightyear Capital, LLC, CFSL Holdings Corp., CFSL Acquisition Corp. and Collegiate Funding Services, LLC, together with the Second Amendment Agreement, dated June 18, 2004 (incorporated by reference to Exhibit 10.18.1 to the registration statement on Form S-1 (Reg. No. 333-114466))

10.19✓	Consulting Services Agreement, dated May 17, 2002, between NOBS Capital Ventures, LLC and CFSL Holdings Corp. (incorporated by reference to Exhibit 10.19 to the registration statement on Form S-1 (Reg. No. 333-114466))

10.20	Consulting Agreement, dated March 31, 2003, among Collegiate Funding Services, LLC, EdPro, LLC and Malcolm B. Lightsey (incorporated by reference to Exhibit 10.20 to the registration statement on Form S-1 (Reg. No. 333-114466))

10.21	Form of Broker-Dealer Agreement in connection with Collegiate Funding Services Education Loan Trust I (incorporated by reference to Exhibit 10.21 to the registration statement on Form S-1 (Reg. No. 333-114466))

10.22	Form of Broker-Dealer Agreement in connection with Collegiate Funding Services Education Loan Trust 2003-A, Collegiate Funding Services Education Loan Trust 2003-B, and Collegiate Funding Services Education Loan Trust 2004-A (incorporated by reference to Exhibit 10.22 to the registration statement on Form S-1 (Reg. No. 333-114466))

31.1*	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

32.1**	Section 1350 Certification by Chief Executive Officer

32.2**	Section 1350 Certification by Chief Financial Officer

99.1*	Risk Factors relating to the Registrant

✓	CFSL Holdings Corp. has subsequently changed its name to Collegiate Funding Services, Inc.

†	Confidential treatment has been granted for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act.

*	Filed herewith

**	Furnished herewith

3