Form 10-K
period 2004-12-31
COLLEGIATE FUNDING SERVICES INC
filed 2005-03-29
CIK 1286686

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Fiscal Year Ended December 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number: 000-50846
Collegiate Funding Services, Inc.
(Exact name of Registrant as Specified in Charter)

Delaware	04-3649118
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
10304 Spotsylvania Avenue
Suite 100
Fredericksburg, Virginia 22408
(540) 374-1600
(Name, Address, Including Zip Code and Telephone Number,
Including Area Code of Agent for Service)
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, Par Value $0.001 per share
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.     Yes ☐          No ☑
      The aggregate market value of the common stock held by non-affiliates of the registrant based on a closing sale price of the registrant’s common stock on July 16, 2004 (the first date on which such common stock was publicly traded) was $230,636,261.
      30,969,048 Shares of Common Stock, par value $0.001 per share, were outstanding as of March 18, 2005.
DOCUMENTS INCORPORATED BY REFERENCE
      Part III incorporates information by reference from the definitive proxy statement to be filed in connection with the registrant’s 2005 annual meeting of stockholders.

PART I.
Cautionary Notice Regarding Forward-looking Statements
      This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, future loan originations, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information and, in particular, appear under the headings “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk.” When used in this report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” or future or conditional verbs, such as “will,” “should,” “could” or “may,” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends and data are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith, and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will be achieved.
      There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this report are set forth in the section of this report entitled “Risk Factors.” All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this report and are expressly qualified in their entirety by the cautionary statements included in this report. We undertake no obligation to update or revise forward-looking statements which may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events unless we have an obligation to do so under the federal securities laws. With respect to forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.
Available Information
      Our website address is www.cfsloans.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. Our Audit Committee Charter, Compensation Committee Charter, Nominating and Governance Committee Charter, Code of Business Conduct and Ethics, Code of Ethics and Whistleblower Policy are also available on our website and available in print to any shareholder who requests it.
      In this Annual Report on Form 10-K, we use the terms “Collegiate Funding Services,” “we,” “our Company,” “our” and “us” to refer to Collegiate Funding Services, Inc. and its subsidiaries. All references to years, unless otherwise noted, refer to our fiscal year, which ends on December 31.

Item 1.	Business
      We are a vertically integrated education finance company that markets, originates, finances and services education loans. We market education loans through direct-to-consumer programs, which involve marketing campaigns where we acquire customers through direct contact with us, including targeted direct mail, telemarketing and the Internet, supplemented by affinity and other partnerships. Using our direct-to-consumer distribution model, our vertically integrated platform and our relationships with partners, we assist consumers in financing and refinancing the cost of undergraduate, graduate, professional, career and continuing education. We finance, retain and service a portion of the loans we originate. Our strategy is to focus on marketing, originating, financing and servicing federally guaranteed consolidation loans and to leverage our market position and platform to build our brand and diversify our federally guaranteed and non-government guaranteed product and service offerings.
      Since our inception in 1998, we have originated or facilitated the origination of over $18 billion in education loans. We originated or facilitated the origination of $4.4 billion of education loans in 2004 and we believe we are one of the more significant originators of federal and private education loans in the United States. Of our total loan originations in 2004, $4.0 billion were federally guaranteed consolidation student loans made through the Federal Family Education Loan Program, which we refer to as the FFEL Program or FFELP. Through the FFEL Program, an eligible borrower with multiple federally guaranteed loans can consolidate his or her loans after graduation into a single loan. Beginning in May 2003, we increased our focus on private education loans and, in that year, originated or facilitated the origination of $199.6 million of these loans. In 2004, $417.1 million of these loans were originated or facilitated. Private loans, which do not have a federal guarantee, are credit-based consumer loans used to pay for or refinance education-related expenses.
      We provide high quality loan servicing for both federally issued and private loans through our wholly owned subsidiary, CFS-SunTech Servicing LLC (“SunTech”). We acquired SunTech in April 2003. Prior to the acquisition, SunTech had been servicing a significant portion of the loans we originated since our formation in 1998. Servicing loans provides us with an additional source of fee income and enables us to retain a direct customer relationship over the life of the loans, which we believe is a critical element in establishing our brand. We service substantially all the loans we hold in our portfolio as well as student loans held by third-party lenders. We generally seek to retain the servicing of a majority of the loan applications we sell, which accounts for a significant portion of our third-party servicing volume. As of December 31, 2004, we were servicing approximately $10.9 billion in student loans made to over 430,000 customers. In May 2004, SunTech received the Exceptional Performance status designation from the U.S. Department of Education and in June 2004, we received a rating of “SQ1”, the highest service quality designation by Moody’s Investors Service, Inc.
      We have adapted a direct-to-consumer marketing model developed in the consumer finance industry for use in education-based lending. We believe our targeted direct-to-consumer strategy enables us to increase consumer awareness of the products we offer and collect data useful in our product development and marketing. Using a variety of internal and external databases accumulated since our inception, we create marketing campaigns to target consumers with products based on their specific characteristics. We supplement our direct-to-consumer strategy through marketing relationships with membership organizations, alumni associations and other entities in order to reach customers and promote our products under our own label or under co-branded offerings in partnership with other lenders. We expanded our marketing channels in 2004 and currently have relationships with over 1,000 colleges, universities and other affinity partners.
      In order to originate a loan, once a borrower has been identified through our direct-to-customer or indirect channels, we work with that borrower to evaluate his or her eligibility for particular loan programs and to ensure that the loan application and all required documentation is completed properly. In the case of private in-school loans which we do not originate, we solicit borrowers and refer them directly to our counterparties to complete the qualification and application process, which we refer to as facilitating the origination of loans. Once we have originated a FFELP loan, we either fund and retain that loan in our portfolio or sell the originated loan application to a third-party lender. Once the decision is made to sell a loan, the application is forwarded to the third-party lender and a referral fee is paid. The third-party lender funds the loan. Under the loan origination process, we recognize revenue when a completed FFELP application, based on the satisfaction of criteria set by the counterparty, is sold to the buyer. We receive fees per application sold. With respect to private education loans, we either sell completed loan applications upon origination (as described above), in the case of private consolidation loans, or, in the case of private in-school loans, receive a fee for facilitating the origination of loans. Under the loan facilitation process we recognize revenue when the applicant has a completed private education loan funded by the counterparty. The revenue is a percent of the principal balance funded.

      In 2002, we launched our strategy of retaining in our portfolio a portion of the federally guaranteed loans we originate. Prior to 2002, we sold substantially all of our completed loan applications to third parties and received fees for these applications at the time of sale. We currently retain in our portfolio only loans that are federally guaranteed. As a result of this change in strategy, our net income in recent periods has been lower than it would have been had we sold a larger percentage of the FFELP loans we originate because of foregone one-time fees received for loan sales. This change in strategy contributed to our net loss in 2003. Nonetheless, we believe that our strategy of retaining in our portfolio a portion of the loans we originate and selling the remainder for a fee provides us with several advantages. Among the benefits of retaining loans is our ability to take advantage of these loans’ limited credit risk, their duration and other characteristics which allow us to realize a greater revenue stream over the life of each loan. Selling the remainder of our originated loan applications provides us more revenue derived from these loans in their years of origination and permits us to maintain a diversified source of funding for loan processing and origination and to build our relationships with the financial institutions that purchase our loans.
      We have multiple sources of revenue, as a result of this strategy, reflecting the fact that we market, originate, finance and service education loans. The sources of revenue include fee income for selling completed loan applications to third parties and facilitating the origination of loans for lenders, net interest income earned on the loans we hold in our portfolio and servicing fee income for the assets we service. Fees on loan application sales and for facilitating the origination of loans, which we refer to collectively as fees on loan sales, accounted for approximately 60.6% of our net revenue in 2004 compared to 75.7% in 2003. Net interest income after provision for loan losses, which is primarily comprised of the difference between the yield we receive on our loan portfolio and the cost of funding these loans, accounted for approximately 31.2% of our net revenue in 2004 compared to 16.6% in 2003. Servicing fees, earned since our acquisition of SunTech in April 2003, accounted for 6.5% of our net revenue in 2004 compared to 7.7% in 2003. Advertising fees, earned since our acquisition of Members Connect Inc. d/b/a Youth Media & Marketing Networks (“Y2M”) in April 2004, accounted for 1.7% of our net revenue in 2004. Over time, as we build our portfolio, we expect the percentage of our net revenue earned from net interest income to increase and the percentage of our net revenue earned from our fees on loan originations to decrease.
      We retained approximately 50% of the FFELP loans we originated in both 2004 and 2003 and our portfolio of federally guaranteed loans grew to $4.7 billion as of December 31, 2004 from $973.1 million as of December 31, 2002. We primarily finance the loans we retain in our portfolio through asset-backed securitizations, which we record as debt on our consolidated balance sheet. To date, we have completed six securitizations that contributed $5.4 billion of funding, including our most recent securitization of $1.4 billion completed in February 2005. We supplement our asset-backed securitizations with our secured warehouse financing facility, which we believe allows us to access the securitization market on a more timely and cost-effective basis. In addition, we enter into forward purchase agreements, under which several financial institutions have agreed to purchase and, in certain cases, require that we sell to them, a portion of the loan applications we originate each year.
      Our predecessor company was organized in 1998 to focus primarily on marketing federally guaranteed consolidation loans. In May 2002, Lightyear Capital, LLC, a private investment firm based in New York City, acquired Collegiate Funding Services, Inc. As an investment fund, Lightyear seeks capital appreciation through direct private equity and equity-related investments, including leveraged acquisitions, buildups, recapitalizations, restructurings, management buyouts, pre-public offering opportunities and growth equity transactions.
      We intend to seek out and make acquisitions in the education finance industry from time to time. In April 2004, we acquired Y2M, a company that provides affinity marketing of products and services, with a focus on education finance products, targeted at college students and recent college graduates. Y2M uses direct mail, the Internet and print media in its marketing efforts, which it complements by publishing online college newspapers. Y2M supplements our affinity marketing strategy through which we market and originate loans through relationships with certain alumni associations and industry groups with whom we co-brand our loan products. In the future, we will consider acquisitions of individual companies as well as loan and servicing portfolios that we believe have the potential to enhance the value of our company, expand our product reach and/or aid in executing our growth strategy.
Product and Service Offerings

Loan origination
      Origination channels. We originate and acquire education loans through our direct-to-consumer distribution model, vertically integrated platform and our relationships with other partners, using a variety of methods.
      Direct-to-consumer. We believe that companies using direct marketing to consumers will continue to benefit in the education finance market. We have adapted a direct-to-consumer marketing model developed in the consumer finance industry for use in education finance. We originate education loans primarily by marketing directly to consumers using direct mail, telemarketing and the Internet. We believe our targeted direct-to-consumer marketing strategy enables us to make more consumers aware of our products. Our direct-to-consumer channel accounted for approximately 83% of the education loans we originated or facilitated the origination of in 2004.
      We view education loans as consumer loans that can be originated in any fashion convenient for the student, parent or school. A substantial portion of our direct marketing to consumers is geared towards our telemarketing customer call centers receiving calls from eligible borrowers to receive information specific to their eligibility for different loan programs. Our telemarketing center associates are extensively trained to adhere to current regulations as well as to provide timely and convenient information concerning our loan programs. They provide recent graduates, students and parents specific, concise and accurate financial aid information. One of our telemarketing center associates can typically pre-qualify a borrower over the phone for a federal consolidation, private, Stafford or PLUS loan in less than five minutes.
      Many of our customer solicitations are targeted at potential borrowers that have been prescreened for the likelihood of needing financing for their postsecondary education or refinancing of their education debt and, in the case of private loans, for creditworthiness. We use both internal and external data sources that together create a database of information used to target consumers in need of education loans. We use information received from credit bureaus and from third-party compiled and vertical mailing lists. Our campaigns consist of mail and Internet offers and telemarketing scripting delivered separately or in combination to desired customers. We track and periodically review the results of our various solicitation campaigns in a “test and learn” environment. Our direct-to-consumer marketing strategy targets products to a consumer based on his or her specific profile and uses consumer feedback and data analysis to revise and refine the products we offer. In developing our targeting strategies, we attempt to respect the privacy of our customers (and potential customers) by using customer information only in accordance with our privacy policies.
      We have the capability to originate loans over the Internet and have invested in expanding our Internet-based originations. To date, we have not generated a significant percentage of our loan originations over the Internet; however we believe the Internet will be a cost-effective and complementary alternative for loan originations in the future. We have tested several marketing programs using Internet-based advertising, as well as advertising on certain websites. We intend to continue to invest in the technology required to grow our Internet-based origination capability to make it a critical channel for the origination and facilitating the origination of loans.
      We market our products under our own brands as well as under co-branded offerings in partnership with third-party lenders. Pursuant to forward purchase agreements with these third party lenders, we are granted a limited, non-exclusive, royalty-free license to use the name and trademark of the third-party lender on marketing and promotional materials relating to our FFELP and private consolidation loan products offered in conjunction with the third-party lender. These agreements generally require the third party lenders’ consent of any co-branded marketing materials before their distribution.

      Affinity group marketing. We also market and originate loans through relationships with certain alumni and industry groups, including the American Medical Association, the American Dental Association, the American Bar Association and alumni associations, through which we are the provider of loan products sponsored by these organizations. Through the co-branding of our products, affinity groups such as these organizations, as well as E-Loan and LendingTree, aid us in reaching new customers and marketing to our current customer lists. The affinity groups generally provide us with a list of their members and permit the solicitation of their members for education loans through either direct mail or through their publications and/or websites. If a solicitation results in the submission of a completed application, then we pay the relevant affinity group a referral fee. We are not required to purchase customer lists from our affinity partners. However in the past we have purchased some customer lists. The cost of these lists has been charged to marketing expense at the time of purchase.
      School preferred lender lists. We also market and originate loans to students currently enrolled in school and recent graduates through financial aid offices. We have a national sales force of education industry professionals working with colleges and universities directly. Through these preferred lender arrangements, we typically provide a product or products chosen by the schools to qualified students and to parents of students of those schools. We mail explanatory and promotional materials concerning these products to students whose names are provided to us by the schools. The financial aid offices of such institutions usually distribute these materials as well. We do not pay any fees for applications or loans generated through this program. We are currently expanding our originations in the school channel by developing the internal capability to provide originations of Stafford and PLUS loans and private in-school loans through our servicing platform. In the past year, our products were added to 316 school preferred lender lists.
      Our national sales force of 17 professionals focuses on implementing this strategy by educating college financial aid officers about us and offering our products and services to them. This participation may drive FFELP and private in-school loan volume from the students and parents who select their lender from the school’s preferred lender list. In addition, we believe that a portion of the loans that are originated through our direct-to-consumer channel are a result of us being on schools’ preferred lender lists.
      One of the primary benefits we offer to schools is a range of loan products to student and parent borrowers. Additional services we have developed or licensed to assist schools and financial aid offices include:

•	Collegexit — an Internet-based college entrance and exit counseling tool, currently offered to students at financial aid offices across the country; and

•	RFP platform — a platform designed to assist schools in the Request For Proposal (RFP) process for preferred lender lists and/or school-as-lender programs.
      In addition, our advisory board, consisting of 10 professionals from universities, financial aid offices and national membership associations, assists us in understanding and evaluating current trends in education finance and school and student finance needs.
      Secondary market acquisitions. We acquired a portion of our portfolio of federal education loans from FFELP originators in the secondary market. Approximately 9% of the education loans we originated or facilitated the origination of in 2004 were purchased from these FFELP originators.
      Our products. The great majority of education loans we originate are federally guaranteed consolidation loans. We also originate and facilitate the origination of private loans, as well as Stafford and PLUS loans. We originated or facilitated the origination of $4.4 billion in federal and private loans in 2004 and over $18 billion in such loans since our inception in 1998. Of our total loan originations in 2004, $4.0 billion were federally guaranteed consolidation loans.
      FFELP loans. We offer FFELP consolidation loans to qualifying borrowers. FFELP consolidation loans allow borrowers with existing federal loans to combine their federal education loans into a single loan, with a fixed rate, to be repaid over a term ranging from 12 to 30 years, depending on the size of the loan. We offer federal consolidation loans in an amount sufficient to pay the outstanding principal, unpaid interest and late charges on federally insured or reinsured education loans incurred under the FFEL Program selected by the borrower, as well as loans made pursuant to the William D. Ford Federal Direct Loan Program, which we refer to as the FDL Program or FDLP, Perkins and Health Professional Student Loan Programs.
      We also offer borrowers Stafford and PLUS loans in accordance with those FFEL programs. Subsidized Stafford loans have terms of up to 10 years after the borrower leaves school, subject to extension, and are awarded to students on the basis of financial need. Unsubsidized Stafford loans have terms of up to 10 years after the borrower leaves school, subject to extension, and are available to all students regardless of financial need. The maximum aggregate borrowing by a single borrower of unsubsidized and subsidized Stafford loans is $23,000 for a dependent undergraduate student, $46,000 for an independent undergraduate student and $138,500 for a graduate student (including undergraduate borrowings).
      Our PLUS loans have terms of up to 10 years and allow parents of dependent undergraduate students to borrow up to the total cost of attendance at a low interest rate. Unlike student borrowers, parents must pass a credit test to borrow under the PLUS program. Through this program, parents may borrow up to the cost of attendance per child, minus financial aid from other sources.
      Private consolidation loans. We offer private consolidation loans to student borrowers who have at least one eligible private loan to consolidate. Like the FFELP consolidation loan, borrowers can combine all of their private education loans up to $125,000 into one loan, with a single lower monthly payment, to be repaid over a term of up to 30 years, depending on outstanding loan amount. These loans are privately funded and guaranteed, credit-based, variable-rate loans with an origination fee based on the applicant’s credit worthiness.
      Private in-school loans. The private in-school loans we market are offered to supplement federal loans and aid available to a wide range of students and their parents, from those enrolled in kindergarten through graduate school, where the federal loans and other aid does not cover the student’s education-related expenses. These loans are privately funded, credit-based, variable-rate loans up to $30,000 per year that generally require a co-signer. The repayment term is up to 25 years depending on the amount of the loan and has an origination fee based on the creditworthiness of the student and co-signer.
      Borrower incentives. We offer borrower incentives that are designed to attract new borrowers and improve their repayment behavior. Our automated clearing house incentive program, which is offered on all of our loans, reduces a borrower’s interest rate by 0.25% per annum for so long as he or she makes scheduled monthly payments through automatic deductions from his or her checking or savings account. Approximately 31% of our borrowers currently participate in this program. In addition, we offer FFELP consolidation loan borrowers an on-time incentive program that reduces a borrower’s interest rates by 1.00% per annum for so long as he or she makes a specified number of his or her first payments on time and continues to make subsequent payments consecutively on time.
      Portfolio funding and liquidity. A key component of our business is maintaining access to diversified funding sources for our education loans, including a warehouse financing facility and securitizations. At the end of February 2005, the size of our warehouse facility was $1.0 billion. Short-term warehousing allows us to originate and fund education loans prior to transferring them into more permanent financing arrangements. We hold loans in our short-term warehousing facility for a period of time ranging from approximately one month to as many as six months. Our warehousing capacity allows us to pool education loans in order to maximize characteristics for efficient securitization financing and to time market conditions for our securitizations. We expand the availability of our warehouse facility from time to time in order to more efficiently access the securitization market.
      We rely upon securitization vehicles as our source of long-term funding for loans. Our first securitization transaction was executed in 2001, utilizing a master trust structure, and was comprised of privately placed auction-rate notes. As the size and volume of our securitizations have increased, we have begun publicly offering asset-backed securities under shelf registration statements. During 2004, 2003 and 2002, we issued $1.1 billion, $1.9 billion and $500.0 million of asset-backed securities, respectively. We completed our sixth securitization of $1.4 billion in February 2005. We had approximately $5.1 billion in asset-backed securities outstanding as of February 28, 2005. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
      Forward purchase agreements. We currently have forward purchase agreements with third-party lenders for whom we market FFELP and private loans to potential and existing borrowers. Under these agreements, our counterparties have agreed to purchase, or require that we sell to them, a portion of the loan applications that we originate each year. The terms of the agreements generally range from one to three years with varying termination rights, although the parties generally have the right to terminate upon the occurrence of material breach of representations, warranties or covenants, default under debt agreements or material adverse change, regulatory changes, or bankruptcy. Each party has agreed to indemnify the other, subject to certain limitations. In the event we fail to deliver the minimum amount of loan applications required under a forward purchase contract, the counterparty will have the right to renegotiate the fee structure or terminate the agreement.
      We receive a fee for completed loan applications or, in the case of private loans, loan disbursements. Through these forward purchase agreements, third-party lenders are provided access to borrowers without incurring the incremental overhead costs of hiring additional sales and marketing employees. We generally seek to require these counterparties to service the loans we originate or process for origination with our servicer for a pre-determined period of time.
      We are required to represent that the completed loan applications we sell have been originated in compliance with all applicable laws and regulations and, with respect to federally guaranteed loans that the loans are in all respects eligible for federal guarantee. If any of the FFELP consolidation loan applications sold under our forward purchase agreements are deemed ineligible for federal guarantee after funding, we may be required to repurchase the loans and to pay the counterparty any damages that it would suffer as a result of the breach of representation, including any fees that either the counterparty or the Department of Education paid relating to the loans prior to their loans being determined to be ineligible. These fees could include origination fees paid to the Department of Education, special allowance payments paid by the Department of Education on the loans, and guaranty fees paid to third parties. Through December 31, 2004, we have not purchased any loans as a result of the loans being deemed ineligible for federal guarantee.
      Fees received under a forward purchase agreement with The Student Loan Corporation accounted for more than 10% of our net revenue in 2004. Any failure to maintain or replace contractual relationships with this financial institution could have a material adverse effect on our ability to sustain or increase our business.
      Marketing agreements. We have relationships with financial institutions for whom we market private in-school loans, and who agree to originate and fund the loans we market. Under these contractual relationships, we generate loan applications that are referred to the providers over a pre-determined period of time and at an agreed upon fee. Certain conditions mandate that a specific amount of marketing dollars be spent to promote one provider over a period of time. We are paid for private in-school loan referrals when a loan is funded by a lender. The parties have the right to terminate upon the occurrence of material breach or the bankruptcy of either party.
      Eligible lender. When we originate FFELP loans on our own behalf or when we acquire FFELP loans from others, we engage The Bank of New York as our “eligible lender,” as defined in the Higher Education Act, to act as our trustee to hold title to all such originated and acquired FFELP loans. This eligible lender trustee holds the legal title to our FFELP loans, and we hold 100% of the beneficial interests in those loans. We pay The Bank of New York a fee for serving as indenture trustee and eligible lender trustee equivalent to approximately 0.01% of the outstanding principal balance of the FFELP loans we originate or acquire from others.

      See note 23 of the notes to our consolidated financial statements for segment information relating to our loan origination segment.

Loan servicing
      We specialize in the servicing of federally guaranteed and private education loans. Our servicing division offers a complete line of education loan services, including recovery of non-guaranteed loans, application processing, disbursement of funds, customer service, account maintenance, federal reporting and billing collections, payment processing, default aversion and claim filing. Our contact center staff is trained in all phases of education credit and can address most matters with respect to customers’ accounts, including the origination of new loans. SunTech, our servicer, uses an internally-developed system to manage the servicing process that provides for automated compliance with most Higher Education Act regulations.
      We acquired our wholly-owned servicer, SunTech, on April 15, 2003. SunTech began servicing education loans in 1990 and services many of the loans we have originated since our formation in 1998. Prior to 1990, SunTech was part of the Mississippi secondary market and had serviced loans in that capacity since 1984. As of December 31, 2004, SunTech serviced a portfolio of approximately 430,000 accounts with outstanding FFELP and private education loan balances of approximately $10.9 billion.
      As the primary means of communication with our customers after their loans are originated, our servicing operation is managed to provide our customers consistent and seamless service. Our quality and experience in education loan servicing is evident in the Exceptional Performance status we received from the U.S. Department of Education in May 2004 and in the historical performance of our entire pool of loan assets. As a result, for the period June 1, 2004 through May 31, 2005, subject to quarterly reviews, we will receive 100% reimbursement on principal and accrued interest of claims submitted to our guarantors and expedited claim processing. The Exceptional Performance designation is granted to lenders and servicers that maintain an overall 97% or higher compliance performance rating with respect to servicing requirements, including converting federal loans to repayment, performing collection activities and filing timely claims with guaranty agencies. We must reapply annually in order to maintain the Exceptional Performance designation.
      In June 2004, SunTech also received a rating of “SQ1”, the highest servicer quality designation assigned by Moody’s Investors Service, Inc. (“Moody’s). Moody’s SQ ratings represent its view of a loan servicer’s ability to prevent or mitigate pool losses across changing markets and Moody’s assignment of the “SQ1” rating reflects its opinion of the overall servicing quality of student loans by SunTech.
      Historically, the loan assets we service have had a very low net claim reject rate by guaranty agencies due to servicer error, which is the percentage of claims ultimately rejected by a guaranty agency due to servicer error. Servicing errors occur when loans are not serviced in accordance with the guarantor’s guidelines and can result in the loss of some or all of the insurance on the loans. In 2004, SunTech’s net claim reject rate due to servicer error was approximately 0.02% of all claims filed by SunTech. If this rate were to increase, our business could be adversely affected. In most cases, as the servicer, we would be obligated to buy the loan from the holder if servicing errors caused the loss of insurance. In 2004, we filed 12,001 claims for insurance. Of these, one was denied for servicing errors. Of the 10,497 claims for insurance submitted in 2003, two were rejected.
      We provide servicing for third parties for a monthly fee per loan. See note 23 of the notes to our consolidated financial statements for segment information relating to our loan servicing segment.
Our Competition
      We face competition from numerous competitors, including SLM Corporation, the parent company of Sallie Mae. SLM Corporation originated $18 billion of education loans through its preferred channel in 2004, services nearly half of all outstanding FFELP loans and is the largest holder of student loans, with a managed portfolio of more than $107 billion as of December 31, 2004. In 2002, Sallie Mae began actively marketing consolidation loans and, as a result of its substantial market presence, quickly became a leading originator in the consolidation marketplace. College Loan Corporation and Nelnet, Inc., originate and retain FFELP loans and market private education loans.
      We also face competition from other education finance companies and financial institutions that market, originate or purchase guaranteed or private education loans. As we seek to further expand our business, we will face numerous other competitors, many of whom are already well established in the markets we seek to penetrate. Some of our competitors are much larger than we are, have better name recognition than we do and have greater financial and other resources than we do.
      Many banks, education finance companies and secondary market holders recently have begun to engage in consolidations to prevent loans in their respective portfolios from being consolidated by other lenders. In addition, as interest rates have fallen and the market for consolidation loans has increased, new companies have entered the business of directly marketing loans to consumers who are eligible for consolidation of their education loans.
      We also face competition from the FDL Program. Through the FDL Program, the DOE makes loans directly to students through the educational institutions they attend. The volume of student loans made under the FFEL Program and available for us to originate may be reduced to the extent that the FDL program makes loans to students. The DOE also offers consolidation loans and has marketed this product widely in prior years.
Regulatory Matters
      The Higher Education Act of 1965, and as a result the FFEL Program, is subject to comprehensive reauthorization every five years. The Higher Education Act was originally scheduled to expire on September 30, 2004. However, Congress granted a one year extension of the Higher Education Act to September 30, 2005. In 2000, Congress passed legislation to tie the yield on FFELP loans to commercial paper rates. This change has enhanced the current market stability in the education finance arena. Changes in the Higher Education Act made in the two most recent reauthorizations have included reductions in student loan yields paid to lenders, increased fees paid by lenders and a decreased level of guarantee. Some of the key issues that are being or have been considered in the reauthorization debate are:

•	Single holder rule on consolidation loans. Currently, if only one lender holds all of a student’s loans, then a competitor cannot consolidate the loans away from the current holder unless the current holder refuses to consolidate the loans for the borrower. In the industry as a whole, a large portion of all non-consolidated loans are currently held by only one lender. Elimination of the single holder rule would open up a portion of the market to increased competition.

•	The ability to refinance consolidation loans. Currently, once a loan is consolidated, it cannot be refinanced by another government guaranteed student loan unless subsequent FFELP or FDLP loans are made to the borrower. If this rule changes, the amount of consolidation loans that are refinanced could be significant.

•	Variable-rate consolidation loans. Currently, FFELP consolidation loans have fixed interest rates. Proposals have been made that would require new consolidation loans to have variable rates. This initiative would eliminate an appealing aspect of consolidation loans, i.e., long-term fixed rates, that is not available in most education loans. Adoption of this initiative could decrease demand for federal consolidation loans.

•	Increased access to extended repayment of Stafford/PLUS loans. Currently, borrowers who secured their first Stafford loan after October 7, 1998 that leave school with $30,000 or more in Stafford loan principal outstanding may have the maturity extended beyond the standard 10 year maximum term. Proposals have been circulated that would allow Stafford/PLUS borrowers to more readily gain extended repayment terms, similar to those terms provided for under the loan consolidation program. This initiative would provide borrowers of Stafford/PLUS loans an appealing aspect of consolidation loans, i.e., a more extended repayment period, without consolidating their loans. Adoption of this initiative could decrease demand for federal consolidation loans.

•	Borrower limits. For the last 10 years, the maximum amount of Stafford loans that a dependent freshman or sophomore could borrow has remained at $2,625 and $3,500 per academic year, respectively, and the aggregate amount that a dependent undergraduate student could borrow has remained at $23,000. Educational tuition has increased at approximately two times the rate of inflation over this same time period. If borrower limits are raised this could increase the average size of future loan originations in the market and those available for later consolidation.

      Historically, we did not believe the single holder rule limited the ability of a borrower to consolidate FFELP loans held by a single lender with FDLP loans. However, the U.S. Department of Education issued a letter on April 29, 2004 that limited the ability of borrowers having FFELP loans that are held by a single lender and FDLP loans to obtain a FFELP consolidation loan with any lender other than the lender holding all of the borrower’s FFELP loans. This new ruling was scheduled to go into effect in September 2004. However, on August 26, 2004, the U.S. Department of Education issued a letter stating the new ruling would not go into effect until September 2005.
      In addition, we have marketed and offered and continue to market and offer FFELP consolidation loans to borrowers seeking to refinance only their FDLP consolidation loans. In June 2004, the U.S. Department of Education’s servicers for the FDL Program informed us and, we believe, other FFELP loan originators that FFELP loans which refinance only FDLP consolidation loans would no longer be permitted. However, on August 26, 2004, the U.S. Department of Education issued a letter indicating this type of consolidation would be permitted unless reauthorization of the Higher Education Act were to change it.
      On May 5, 2004, the Chairman of the House Committee on Education and the Workforce introduced a bill containing proposals related to the reauthorization of the Higher Education Act. Although that bill lapsed at the end of 2004 when the 108th Congress adjourned, a virtually identical bill (H.R. 609) was introduced in the 109th Congress on February 8, 2005. The bill calls for, among other things:

•	replacing the “single holder rule” with a rule permitting consolidation by other lenders upon notification to the single holder;

•	replacing the current interest rate formula for consolidation loans with the annually adjusted variable-rate reset provision as is currently in place on Stafford and PLUS loans;

•	repealing the current provision that, on July 1, 2006, interest rates on Stafford and PLUS loans will become fixed rates and, instead, maintaining the current variable-rate approach to interest rates on Stafford and PLUS loans;

•	increasing the borrowing limit for Stafford loans made to dependent students for first-year borrowers to $3,500 (from the current $2,625) and for second-year borrowers to $4,500 (from the current $3,500); and

•	requiring lenders to report student loans to all national credit bureaus.
      As part of the upcoming federal budget reconciliation process for fiscal year 2006, proposals have been submitted which would, among other things:

•	increase lender-paid loan origination fees;

•	reduce the insurance on student loans, eliminate floor income;

•	extend the repayment period for Stafford loans; and

•	change the interest rate on new consolidation loans from fixed to variable.

      In addition, participants in the education finance market that use DTC marketing are affected by recently amended Federal Trade Commission rules and similar state regulations providing for so-called “do not call” registries. Under these rules, consumers may have their phone numbers added to a “do not call” registry, and marketers are generally prohibited from calling any such consumers to market products and services. This rule may restrict marketers’ abilities to market products and services effectively to certain new customers. Furthermore, compliance with this new rule may prove difficult and require additional expense, and marketers may incur penalties for improperly conducting our marketing activities.
      The origination of private loans is subject to federal and state consumer protection laws and regulations, including state usury and disclosure laws and related regulations, and the Federal Truth in Lending Act. These laws and regulations impose substantial requirements upon lenders and their agents and servicers involved in consumer finance.
      In addition, participants in the market for private education loans could also become subject to state licensing laws due to recent changes in existing federal and state regulations. As a result, participants in this market could be required to (1) implement additional or different programs and information technology systems, (2) meet new licensing capital and reserve requirements or (3) incur additional administrative, compliance and third-party service costs.
Seasonality
      Origination of FFELP consolidation loans is subject to seasonal changes, both due to the expiration in November and December of the six-month grace period on payment of certain loans after a borrower’s graduation, at which time we typically experience an increase in loan consolidation activity, and to the effects of the July 1 reset in borrower rates. Since we give our borrowers who complete loan applications in the second quarter the option to fund their loans either prior to or after the July 1 reset date, if the current year’s borrower rate increases over the prior year’s borrower rate, loan originations will be shifted to the second quarter; conversely, if the current year rate decreases from the prior year’s rate, originations will be shifted to the third quarter.
      Our private in-school originations are also subject to seasonal patterns. We generally experience an increase in private in-school originations in the third and fourth quarters as students obtain loans to pay their tuition.
      Certain other factors may also cause our quarterly results of operations to vary, including quarterly variations in the marketing expenses we incur, the impact of general economic conditions, changes in interest rates and the introduction of new product offerings. See “Risk Factors — Our quarterly results of operations have varied significantly in the past and are expected to continue to do so, which may cause our stock price to fluctuate.”
Employees
      As of December 31, 2004, we had 707 full-time employees and 99 part-time employees. We have 277 salaried employees and 529 hourly employees. We are not subject to any collective bargaining agreements, and we consider relations with our employees to be good.

Item 2.	Properties
      Our headquarters are currently located in Fredericksburg, Virginia; and we have additional offices in Pinellas Park, Florida; Ridgeland, Mississippi; Boston, Massachusetts and Washington DC.

      We lease land and buildings for our executive offices and operations. The following table summarizes information with respect to the principal facilities that we leased as of December 31, 2004:

Location	Principal Activities	Area (sq. feet)	Lease Expiration Date

Fredericksburg, Virginia	Headquarters and call center	64,179	05/10/2010
Ridgeland, Mississippi	Servicing and loan processing	52,783	04/01/2005	(1)
Pinellas Park, Florida	Call center	18,000	08/31/2005
Boston, Massachusetts	Affinity marketing	4,120	05/31/2006
Washington, DC	Government relations	562	06/30/2006

(1)	Consists of two leases with concurrent expiration.

Item 3.	Legal Proceedings
      We are involved in litigation in the ordinary course of business, both as a defendant and as a plaintiff. While we cannot predict the outcome of any pending or future litigation, examination or investigation, we do not believe that any pending matter will have a material adverse effect on our cash flows, financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders of the Company during the fourth quarter of the year ended December 31, 2004.
PART II.

Item 5.	Market for Our Common Equity and Related Stockholder Matters
      Our common stock has been listed on the NASDAQ National Market under the symbol “CFSI” since July 16, 2004. Prior to July 16, 2004, there was no public market for our common stock.
      The following table sets forth the range of high and low sales prices for our common stock as reported by the NASDAQ National Market for the third and fourth quarters of 2004, since our shares began trading on July 16, 2004:

	High	Low

2004
Third Quarter	$16.20	$11.20
Fourth Quarter	14.25	11.66
      As of March 18, 2005 there were 47 shareholders of record. Because many shares of the Company’s common stock are held by brokers and other institutions on behalf of shareholders, the Company is unable to estimate the total number of beneficial owners represented by these record holders.
      We have not paid and we do not currently intend to pay any cash dividends on our common stock and, instead, intend to reinvest earnings, if any, for future operation and expansion. We are not permitted to pay dividends on our common stock under the terms of our revolving line of credit. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our board of directors may deem relevant.
      For information regarding the Company’s equity compensation plans, see Part III, Item 12 of this Annual Report on Form 10-K.

Item 6.	Selected Financial Data
      The following table sets forth selected consolidated financial and other operating information of the Company and its predecessor for the periods indicated. The selected financial data in the table is derived from the consolidated financial statements of the Company and its predecessor. The data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes included elsewhere in this Form 10-K.

	The Company			Predecessor

			Period	Period
			May 17	January 1
	Year Ended		through	through	Year Ended
	December 31,		December 31,	May 16,	December 31,

	2004	2003	2002	2002	2001	2000

	(Dollars in thousands, except per share data)
Income statement data:
Net revenue
Interest income	$139,517	$61,846	$18,804	$7,454	$1,623	$143
Interest expense	76,611	39,871	21,309	4,692	2,553	163

Net interest income (expense)	62,906	21,975	(2,505)	2,762	(930)	(20)
Provision for loan losses	955	2,357	1,270	752	—	—

Net interest income (expense) after provision for loan losses(1)	61,951	19,618	(3,775)	2,010	(930)	(20)
Fee income(1)	136,435	98,558	84,396	36,427	131,567	66,919

Net revenue(1)	198,386	118,176	80,621	38,437	130,637	66,899
Expenses
Salaries and related benefits	63,966	54,640	30,601	16,819	40,863	18,499
Other selling, general and administrative expenses:
Marketing and mailing costs	46,459	25,006	11,164	2,613	12,365	11,408
Communications and data processing	8,052	7,515	5,156	1,712	2,375	1,185
Management and consulting fees	2,937	3,313	1,250	2,800	6,720	3,260
Professional fees	6,100	6,315	1,608	603	710	359
Depreciation and amortization	6,014	4,328	1,244	754	1,094	459
Other general and administrative	11,472	8,326	3,261	2,176	4,698	2,379

Total other selling, general, and administrative expenses	81,034	54,803	23,683	10,658	27,962	19,050
Swap interest	3,374	3,439	—	—	—	—
Derivative and investment mark-to-market (income) expense	(5,447)	1,862	—	—	—	—
Debt extinguishment	—	4,824	—	—	—	—

Total expenses	142,927	119,568	54,284	27,477	68,825	37,549

Income (loss) before income taxes and accretion of dividends on preferred stock	55,459	(1,392)	26,337	10,960	61,812	29,350
Income tax provision (benefit)(2)	22,016	(196)	10,726	—	—	—

Income (loss) before accretion of dividends	33,443	(1,196)	15,611	10,960	61,812	29,350
Accretion of dividends on preferred stock	4,815	6,255	2,929	—	—	—

Net income (loss)	$28,628	$(7,451)	$12,682	$10,960	$61,812	$29,350

Earnings (loss) per common share, basic	$1.13	$(0.48)	$1.07

Earnings (loss) per common share, diluted	$1.05	$(0.48)	$0.88

Weighted average common shares outstanding, basic	25,399,853	15,420,842	11,869,822

Weighted average common shares outstanding, diluted	27,254,317	15,420,842	14,398,732

	The Company			Predecessor

	December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands)
Balance sheet data:
Cash and cash equivalents	$12,925	$14,436	$32,535	$7,182	$6,227
Restricted cash	80,128	105,355	41,608	371,163	—
Students loans, net	4,659,842	2,856,428	973,055	150,935	—
Goodwill	188,729	160,705	152,552	3,004	—
Total assets	5,042,791	3,192,282	1,221,502	542,436	14,259
Asset-backed notes and lines of credit	4,782,670	3,000,866	1,027,200	527,200	—
Other debt obligations, net	14,486	40,531	108,604	1,514	1,515
Total liabilities	4,851,079	3,077,955	1,147,080	533,427	3,148
Preferred stock of consolidated subsidiary	—	89,136	50,262	—	—
Stockholders’/ Members’ equity	191,712	25,191	24,160	9,009	11,111

	Year Ended December 31,

	2004	2003	2002	2001	2000

Other data:
Originations:
FFELP loans retained(3)	$2,000,416	$1,977,934	$824,337	$150,222	$—
FFELP loans sold	1,994,801	1,988,910	3,042,144	3,411,336	1,811,647
Private loans sold	417,091	209,312	111,621	43,020	—

Total volume	$4,412,308	$4,176,156	$3,978,102	$3,604,578	$1,811,647

Average student loans	$3,758,153	$1,638,285	$485,847	$11,536	—
Average asset-backed notes and lines of credit	3,936,086	1,963,413	757,969	81,108	—
Student loans serviced (at end of period)(4)	10,949,323	8,906,303	—	—	—
Ratios:
Net portfolio margin	1.67%	1.62%	1.27%	(1.44)%	—
Net claim reject rate by guaranty agencies due to servicer error	0.01%	0.02%	—	—	—

(1)	Prior to 2002, our predecessor and we sold substantially all of our originated applications to third parties and received fees for the sale of these loan applications at the time of sale. Since 2002, we have retained an increasing portion of the FFELP loans we originate. We and our predecessor retained approximately 50%, 50% and 21% of the FFELP loans originated in 2004, 2003 and 2002, respectively.

(2)	Our predecessor operated as a limited liability company that was treated as a partnership for income tax purposes. As a result, our predecessor had no provision for income taxes.

(3)	Excludes deferred loan costs.

(4)	We acquired our servicing operations in April 2003.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      The following discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Our results of operations, our financial condition, and the price of our common stock may be affected by many factors, some of which are outside of our control. For a discussion of these factors, see the section of this Annual Report on Form 10-K entitled “Risk Factors” and “Cautionary Notice Regarding Forward-looking Statements.”
      We are a vertically integrated education finance company that markets, originates, finances and services education loans. We originated or facilitated the origination of $4.4 billion in education loans in 2004 and we believe we are one of the more significant originators of federal and private education loans in the United States. Of our total loan originations for the years ended December 31, 2004 and 2003, $4.0 billion for each year were federally guaranteed consolidation student loans made through the FFEL Program. Beginning in May 2003, we increased our focus on private education loans and, for the years ended December 31, 2004 and 2003, we originated or facilitated the origination of $417.1 million and $209.4 million, respectively, of these loans. As of December 31, 2004, we also serviced approximately $10.9 billion in student loans made to over 430,000 customers.
      We commenced operations in 1998 through our predecessor company, Collegiate Funding Services, LLC. On May 17, 2002, certain investors led by The Lightyear Fund, L.P. and its affiliates (“Lightyear”) along with members of the management of Collegiate Funding Services, LLC through the Company acquired all of the outstanding member interests in Collegiate Funding Services, LLC for aggregate consideration of $162.6 million, consisting of $147.6 million in cash and $15.0 million in principal amount of subordinated debt. Funds for the acquisition were obtained from the issuance by us and our subsidiary of common stock and preferred stock, along with warrants to purchase common stock, convertible debt and debt securities. As a result of the acquisition, all of our assets and liabilities were recorded at their estimated fair value. The excess of the purchase price over the fair value of net assets acquired was recorded as an increase of $7.0 million to student loans, $0.9 million to debt discount and $151.6 million to goodwill. For purposes of analyzing the results of operations for the year ended December 31, 2002, we have added the applicable amount for the periods prior to, and after, the date of the acquisition by Lightyear.
      In 2002, we adopted a strategy of retaining a portion of the federally guaranteed loans we originate, which has resulted in our holding a portfolio of loans that has grown from $973.1 million at December 31, 2002 to $4.7 billion at December 31, 2004. Prior to 2002, we sold substantially all of our completed loan applications to third parties and received fees for those applications at the time of sale.
      We believe that retaining certain loans in our portfolio benefits the Company because it generally provides greater long-term value to the Company than selling these loans, although our net income in current periods has been lower than it would have been had we sold a larger percentage of the FFELP loans we originate. Among the benefits of retaining loans is our ability to take advantage of these loans’ limited credit risk, their duration and other characteristics which allow us to realize a greater revenue stream over the life of the loan. Selling the remainder of our originated loan applications permits us to maintain a diversified source of funding for loan processing and origination and build our relationships with financial institutions that purchase our loans. We have sold and may continue to sell a portion of the FFELP loan applications we originate in order to capitalize upon market opportunities, provide sources of funding for loan processing and origination expenses and generate additional operating cash flow. We do not currently fund or retain any private loans, although this may change if we believe the opportunity presents itself to enhance the value of our private loan originations by retaining them.

      The following table sets forth for the years ended December 31, 2004, 2003 and 2002 our loan applications sold and retained and the loans in our portfolio.
Loan Originations and Portfolio

	Year Ended December 31,

	2004		2003		2002

	Dollars	%	Dollars	%	Dollars	%

	(Dollars in millions)
FFELP consolidation, PLUS, Stafford loans:
Sold(1)	$1,994.8	49.9%	$1,988.9	50.1%	$3,042.1	78.7%
Retained	2,000.4	50.1	1,977.9	49.9	824.3	21.3

Total FFELP loans originated(2)	3,995.2	100.0%	3,966.8	100.0%	3,866.4	100.0%

Private loans:
Sold(3)(4)	417.1	100.0%	209.4	100.0%	111.7	100.0%
Retained	—	—	—	—	—	—

Total private loans originated	417.1	100.0%	209.4	100.0%	111.7	100.0%

Total loans originated	$4,412.3		$4,176.2		$3,978.1

Portfolio of loans (all FFELP):(5)
Monthly average for period	$3,720.8		$1,621.6		$485.8

Period end	$4,612.9		$2,834.1		$962.5

(1)	Reflects the principal balance of loans with respect to which we sold the originated applications.

(2)	The years ended December 31, 2004, 2003 and 2002 include $3,985.1 million, $3,964.2 million, $3,864.3 million, respectively, of FFELP consolidation loans.

(3)	Reflects the principal balance of loans with respect to which we facilitated the origination by third party lenders.

(4)	Includes Health Education Assistance consolidation loans which equaled $2.3 million, $9.7 million and $20.6 million for the years ended December 31, 2004, 2003 and 2002, respectively.

(5)	Substantially all the loans in our portfolio are FFELP consolidation loans. Currently, our portfolio does not contain any private loans. Amounts reflect principal balance of loans without adjustments for deferred loan costs which, as of December 31, 2004, 2003 and 2002, totaled $51.9 million, $26.4 million and $12.5 million, respectively. Amounts also do not reflect the allowance for loan losses of $5.0 million, $4.1 million and $1.9 million as of December 31, 2004, 2003 and 2002, respectively.
      In April 2003, we acquired SunTech and began generating revenue from servicing activities. Prior to this acquisition, SunTech serviced many of the loans we originated and we paid SunTech a fee for loans in our portfolio serviced by them. We currently service substantially all the loans in our portfolio, as well as loans held by third-party lenders. We seek to obtain the servicing rights for the loan originations we sell, which accounts for a significant portion of our third-party servicing volume.
      In April 2004, we acquired Y2M, for approximately $35.9 million. Of the purchase price, $28.0 million was allocated to goodwill, $2.8 million to deferred income tax assets, $4.6 million to other intangible assets and a net of $0.5 million to other assets and payables. Y2M provides affinity marketing of products and services, with a focus on education finance products and services targeted at college students and recent college graduates. Y2M uses direct mail, the Internet and print media in its marketing efforts, which it complements by publishing online college newspapers. From the time of our acquisition of Y2M in 2004 through December 31, 2004, Y2M facilitated the origination of $358.0 million of FFELP consolidation loans. Y2M generates revenue from the loans originated through affinity marketing agreements and advertising fees from its online college newspaper publishing operations.
      We finance the loans in our portfolio through asset-backed securitizations and a secured warehouse facility and we record the obligations related to these facilities as debt on our consolidated balance sheet. To date, we have completed six securitizations that have provided $5.4 billion of funding, including our most recent securitization of $1.4 billion completed in February 2005 We also have several forward purchase agreements, under which financial institutions have agreed to purchase, or require that we sell to them, a portion of the loans we market and originate.
      We currently operate in two reportable segments as follows:
      Loan origination. Includes marketing, origination and financing of loans, including Youth Media & Marketing Networks since its acquisition in April 2004.
      Loan servicing. Includes servicing for our portfolio of loans and third-party loans.
      Prior to our acquisition of SunTech in April 2003, we operated in a single segment, loan origination, and all loans in our portfolio were serviced by third-party servicers, one of which was SunTech. For additional information relating to our segments, see note 23 of the notes to our consolidated financial statements.
      We generate revenue primarily from four sources, which are described in greater detail below. In our loan origination segment, we generate revenue from fees we receive from the sale of originated loan applications and for marketing loans for third parties, which we refer to collectively as fees on loan sales. We also generate net interest income on our loan portfolio and cash balances in our loan origination segment. In addition, since the April 2004 acquisition of Y2M we generate advertising revenues. In our loan servicing segment, we primarily generate revenue from fees we receive for disbursement on loan applications and for servicing loans.
      Our revenue in any period is directly affected by the amount of loans we originate and service, as well as the percentage of those originated loan applications that we decide to retain. We currently plan to retain in our portfolio 50% of the FFELP loans we originate. We will periodically review our allocation of FFELP loan originations between loans we retain and loan applications we sell, and, accordingly, our allocation may change from period to period. Our reasons for altering our loan retention target may include the characteristics of the loans we originate, the interest rate environment, the status of our arrangements with financial institutions which acquire loan applications from us and the volume of loan applications originated during the period. Moreover, because we set this targeted allocation on an annual, rather than quarterly, basis, our quarterly allocations may fluctuate, sometimes significantly.
      Our fee income in any period will be directly affected by the volume of originated loan applications we are able to complete and that we elect to sell to third parties and the pricing we receive on those sales. We expect that the percentage of our net revenue earned from fees on loan sales may decrease as we continue to retain in our portfolio a significant percentage of the loans we originate.
      Our net interest income in any period will be affected by the size of our retained loan portfolio and by the extent to which the interest income we earn on our loan portfolio and cash balances exceeds our interest expense on the debt we incur to finance our portfolio of loans and operating expenses. In general, increases in interest rates will decrease our net interest income, while decreases in interest rates will increase our net interest income. More specifically, should interest rates rise, as expected in the near term, we will receive less of the additional yield on our loans which we refer to as fixed rate floor income. Fixed rate floor income is the additional net interest income we earn as a result of a decline in short-term interest rates from the rates used to fix the borrower’s rate on a consolidation loan. We have earned fixed rate floor income during the past three years. See “— Net Interest Income,” “— Net Portfolio Margin Analysis” and “— Interest Rate Risk.”
      We believe that a significant driver of the growth in consolidation loan originations during the past three years has been the increased awareness of consolidation loans on the part of many customers who have been out of school for more than one year, as well as on the part of more recent graduates. This recent increase in awareness is a result of extensive marketing efforts by us and other lenders in this market coupled with the effects of a low interest rate environment that has heightened interest in these products among both borrowers and lenders. As an increasing percentage of borrowers who have been out of school for more than one year have consolidated their loans in the past several years, we believe that the pool of borrowers seeking to consolidate their loans will decrease. We believe our reallocation of marketing resources to other types of customers may mitigate the effects of any decrease in the consolidation loan market. We also believe that consolidation of loans by recent graduates with increased debt loads may mitigate the decline in total consolidation loan originations in the market. We believe that our recent addition of Y2M should contribute to our ability to increase our market share. We also expect that as the demand grows in financing to bridge the gap between the cost of higher education and government-backed financial aid, the amount of private loans we market or originate in the future will increase through expanded use of our direct-to-consumer marketing platform and indirect channels.
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
      We increased our marketing expenses to $46.5 million in 2004 from $25.0 million in 2003. Marketing expenses were higher in 2004 as a result of our marketing of new products and our acquisition of Y2M. We expect marketing expenses to increase in 2005 from the levels for full year 2004. Other selling, general and administrative expenses also increased as a result of becoming a public company. The third quarter of 2004, the period in which we consummated our initial public offering, includes charges for bonuses paid in connection with the offering, with an aggregate value of $1.4 million, and the grant of options and restricted stock to management with an aggregate value of $8.2 million, which will be amortized over four years.
Quarterly Fluctuations
      Our quarterly results of operations have varied significantly in the past and are expected to continue to vary significantly in the future. Our quarterly results of operations in any period will be affected by the amount and timing of our loan sales. Because we target a percentage of our loan originations to be retained on an annual, rather than quarterly basis, our quarterly results of operations will fluctuate. A number of additional factors, some of which are outside of our control, will cause our quarterly results to fluctuate, including:

•	an increase in loan consolidation in November and December, as a result of the expiration of the six-month grace period;

•	the effects of the July 1 reset in borrower interest rates. We give borrowers who complete loan applications during the second quarter the option to fund their loans prior to July 1, when the old rate is effective, or after July 1, when the new rate is effective. Accordingly, if any year’s borrower rate decreases over the prior year’s borrower rate the origination of a significant portion of the loan applications completed in the second quarter will be shifted to the third quarter; conversely, if any year’s borrower rate increases from the prior year’s borrower rate, a higher percentage of completed applications will be originated in the second quarter. Moreover, if the July 1 rate were to increase significantly, some borrowers may forego the six month grace period.

•	seasonal patterns affecting in-school loans, primarily an increase in in-school loan originations in the third and fourth quarter as students obtain loans to pay tuition, and a decrease in in-school loan activity in the second quarter;

•	seasonal patterns affecting marketing expenses, as we generally market most heavily in the second and third quarters of the year in an effort to inform recent college graduates of their consolidation options and offer private in-school loans to students paying tuition;

•	the impact of general economic conditions;

•	changes in interest rates; and

•	the introduction of new product offerings.
Components of Net Revenue
      We have two primary categories of revenue: net interest income and fee income, which since April 2003 has included servicing fee income and since April 2004 has included advertising income.
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
      Our interest income is presented net of amortized origination fees. SFAS No. 91 requires that we capitalize fees directly related to originating loans that we retain. Amortization of these capitalized costs impact our margins. We pay a one-time loan fee of 0.50% to the DOE on origination of consolidation, Stafford and PLUS loans, which is amortized over the expected life of the loan. This origination fee is required by the DOE to be paid by all lenders upon the origination of FFELP loans. Our interest income is also reduced by a rebate fee, which is required by the DOE to be paid to the DOE by all holders of FFELP consolidation loans on a monthly basis at a rate equal to 1.05% per annum on the FFELP consolidation loans we hold at the end of the month. Our interest income will also be reduced by incentives we offer to borrowers that are designed to attract new borrowers and reward their payment behavior. One incentive program reduces a borrower’s interest rate by 0.25% per annum for so long as the borrower makes monthly payments through automatic deductions from his or her checking or savings account. Approximately 31% of our borrowers currently participate in this program. In addition, we offer borrowers an on-time incentive program that reduces their interest rates by 1.00% per annum for so long as they make their first 36 payments on time and continue to make subsequent payments on time. Because we have implemented this program only recently, it has not resulted to date in any significant reduction in interest income. The on-time incentive program has begun to reduce the interest income we earn on our loan portfolio commencing in 2005, particularly with respect to loans of borrowers participating in the automatic deduction programs.

      We also earn interest income from unrestricted cash as well as restricted cash held in our special purpose entities for our asset-backed securitizations.
      Interest expense. We have three categories of interest expense: interest on our warehouse facility, interest on our asset-backed securitizations and interest on our other debt obligations.
      Interest on our warehouse facility is based on the amount outstanding under the facility plus a fee on unused capacity under the facility. The amount outstanding under the warehouse facility in any period is affected by the amount of loans we originate in such period and the timing of securitizations. Deferred financing costs associated with the warehouse facility are amortized using a method that approximates the effective interest method and are recorded as interest expense.
      Interest on our asset-backed securitizations is based on the principal amount of notes outstanding under the facilities as well as the method of determining the interest rate for each securitization tranche. All of our asset-backed securitizations accrue interest at a variable rate. The rate varies based upon when the notes were issued, the fixed spread above an index, the index used and, in certain cases, auction results. The notes issued are either indexed off of three-month LIBOR or at a rate determined at auction. Interest rates on the auction rate notes are generally reset every 28 days. The relative proportion of our asset-back securitizations that accrue interest based on auction rates and on fixed spreads above an index will affect our cost of funds. Broker-dealer and auction agent fees are incurred monthly at a rate per annum of approximately 0.26% in connection with the periodic auction for the auction rate notes and are reflected in interest expense. Deferred financing costs associated with issuing the asset-backed notes are amortized using the effective interest method and are recorded as interest expense.
      Interest expense on other obligations relates to interest expense on items not associated with financing our loan portfolio.
      Net portfolio margin and net interest income. In certain interest rate environments, part of our net portfolio margin includes fixed rate floor income. Fixed rate floor income is the additional net portfolio margin we receive as a result of a decline in short-term interest rates from the rates used to fix the borrower’s rate on a consolidation loan. Fixed rate floor income represents the amount by which interest income, determined at the borrower’s fixed rate, exceeds the amount determined using the DOE computed variable rate. As a result of the decline in short-term interest rates over the last three years, we have earned fixed rate floor income during the past three years. Fixed rate floor income is reduced, and can be eliminated, in a rising interest rate environment. See “— Net Portfolio Margin Analysis” and “Interest Rate Risk.”
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
      In May 2004, we were notified by the DOE that we had been awarded Exceptional Performance status as a servicer and thus our loss claims on loans we service at SunTech will be paid to 100% of the unpaid principal and interest for the twelve month period June 1, 2004 to May 31, 2005. Our loan loss allowance provision at December 31, 2004 reflects this status.
      The evaluation of the allowance for loan losses is inherently subjective, as it requires material estimates that may be subject to significant changes. The provision for loan losses reflects activity for the applicable period and provides an allowance at a level that our management believes is adequate to cover probable losses inherent in the loan portfolio.
      A loan is placed on non-accrual status at the point at which its guarantee claim is more than 60 days past due or it is concluded that collection of the claim is in doubt. Through December 31, 2004, no loans had been placed on non-accrual status.

Fee Income
      Fees on loan sales. In our loan origination segment, we receive fees for selling FFELP consolidation and private consolidation loan applications to third parties and for marketing private in-school loans for third parties. We receive a fixed fee for each completed FFELP application we sell to third parties. Generally, the amount of the fee is set forth in forward purchase agreements with third parties which are negotiated for between one-year and three-year terms and apply to an aggregate number of loan applications sold during each year of the agreement. We also receive fee income from third parties to whom we sell completed private consolidation loan applications and for whom we market private in-school loans. We are paid when a private lender funds a loan that we referred to that lender or its originating partner. Generally, the fee is calculated based on a percentage of the funded amount of the loan. This rate is set forth in agreements with the third parties which have a term of one year or more and applies to an aggregate amount of loans funded each year. We recognize revenue from the loan application sales when the loans are funded.
      Fees for servicing. Since acquiring SunTech in April 2003, we have received fee income for performing loan servicing activities for third parties pursuant to servicing agreements. Servicing fees under these agreements are calculated based on the number of accounts serviced for each client and specific activities such as disbursement or filing claims with guarantee agencies. The fees are billed monthly. The terms of the agreements vary from one year to the life of the applicable loan portfolio. The intercompany servicing fees paid to our servicer for servicing our own portfolio are eliminated in our consolidated financial statements. Servicing rights recorded on our balance sheet total $0.7 million at December 31, 2004 and relate to the remaining unamortized balance recorded in connection with our acquisition of SunTech. Because we were not the owner of any loans that we currently service for third parties, and we have not paid for the right to service any other loan, we do not have any other servicing rights recorded on our balance sheet.
      Advertising income. Since acquiring Y2M in April 2004, we have received advertising income associated with its national network of college newspapers. Income is recorded as contracted with the heaviest volume occurring during the fall, as advertisers target students returning to school.
Expenses
      The majority of our operating expenses consist of salaries and related benefits and marketing expenses. Salaries and related benefits include expenses related to granting incentive stock options to our employees, which we expense in accordance with SFAS No. 123 Accounting for Stock-Based Compensation. Marketing expenses include the cost of direct mail campaigns, postage, list development, collateral printing, internet marketing, affinity partner fees and school channel expenditures. The amount of marketing expenses and a portion of the amount of salaries and benefits are directly affected by the scope of our marketing campaigns and the amount of loans we originate or facilitate for origination by other lenders. In addition, our expenses include communications and data processing expenses, professional fees, management and consulting fees, depreciation and amortization and other general and administrative expenses.
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
      Derivatives. In connection with financing our portfolio, we enter into interest rate swap and cap agreements from time to time. Generally, these agreements have maturities of no more than 24 months. We record expenses relating to payments we make under the swaps and caps and mark-to-market gains and losses based on changes in their fair values from period to period. These expenses and gains and losses are not reflected as part of net interest income. See “— Critical Accounting Policies — Accounting for Derivatives” and note 10 to our consolidated financial statements.

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
      On an on-going basis, management evaluates its estimates and judgments, particularly as they relate to accounting policies that management believes are most “critical” — that is, they are most important to the portrayal of our financial condition and results of operations and they require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These accounting policies include accounting for derivatives, determining the level of the allowance for loan losses, accounting for business combinations and goodwill and expense recognition for stock-based compensation.

Accounting for derivatives
      We account for derivative and certain financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded at fair value on the balance sheet as either an asset or liability.
      SFAS No. 133 requires that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria as specified by SFAS No. 133 are met. We believe that our derivatives are effective economic hedges through their respective maturity dates. Other than the derivatives having shorter maturities than our floating-rate debt, the derivatives’ variable indices are the same as the debt and the notional amounts are less than the balance of the outstanding debt. We do not hedge the exposure related to all amounts of floating-rate debt outstanding. For the last four of our asset-backed securitizations that have bonds that require variable interest payments based on LIBOR, we entered into interest rate swaps with fixed-rate payments and, in turn, receive payments based on a floating rate (equal to one-month LIBOR) from an investment grade-rated counterparty. These swaps minimize the adverse impact of increased interest expense that may result from a rise in short-term interest rates during the initial months of the related securitization transaction. For an increase in LIBOR, the swaps provide a direct offset to increasing interest expense for an amount of debt equivalent to the swaps’ then-outstanding notional amounts. See “— Interest Rate Risk” for additional quantitative information related to the derivatives.
      Our derivative instruments, the swaps and one interest rate cap, do not meet the criteria to qualify for hedge accounting pursuant to SFAS No. 133, and therefore the Company records changes in their value as derivative mark-to-market (income) expense on the statement of income. The impact of the cash payments and accruals are reported as swap interest expense on the statement of income. The fair value of the derivatives that are positive is included with other assets on the balance sheet and the fair value of the derivatives that are negative is included with accrued liabilities on the balance sheet.

Allowance for loan losses
      The allowance for loan losses represents management’s estimate of probable losses on loans as of the reporting date. This evaluation process is conducted periodically and is subject to numerous estimates and judgments. The two primary estimates required in developing the appropriate level of the allowance are the probability of default and the loss severity of such defaults. In assessing the probability of defaults, we consider the performance of our portfolio, including delinquency and charge-off trends. We also review the published DOE statistics and the performance characteristics of other lenders. In determining the allowance level we estimate the percentage of our portfolio that we believe would default. The primary factor impacting our severity rate is the existence of the 98% guarantee of principal and interest on our loans. Generally, our loans carry a 98% guarantee of principal and accrued interest. In May 2004, the Company was notified by the DOE that it had been awarded Exceptional Performance status as a servicer and thus its loss claims on FFELP loans it services at SunTech will be paid to 100% of the unpaid principal and interest for the twelve month period June 1, 2004 to May 31, 2005. As a result, the risk sharing estimate used in our allowance computation at December 31, 2004, was 1.66% as compared to 2.00% in prior periods. Our estimates of default probabilities are subject to more variability than our severity estimates, as the probability estimates are based on historical information and trends that may not hold true into the future. We update our default probabilities annually, or when trends in the portfolio or industry statistics indicate interim revisions are required. As we expect our student loan portfolio to continue to grow, even if our estimates do not change, we expect our allowance for loan losses to increase over time. Such increases will result from periodic loan loss provisions recorded through the income statement.
      A loan is charged off at the end of the month in which a final determination has been received from the guaranty agency, either in the form of a claim check or an incurable rejected claim request.

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
      In the acquisition of our predecessor, the acquisition of SunTech and the acquisition of Y2M, a significant portion of the purchase price was allocated to goodwill. We had $188.7 million of goodwill at December 30, 2004 and $160.7 million at December 31, 2003. We follow the guidance in SFAS No. 142 in accounting for goodwill. The standard requires that we perform annual impairment tests of our goodwill. The goodwill impairment test is a two-step process. The first step is to make an estimate of the fair value of each reporting unit and to compare the valuation to the carrying value of the reporting unit including the goodwill. The result of our first step has been that the estimated fair values exceed the carrying amounts of the related reporting units indicating that no impairment exists. As a result, we have not been required to perform the second step of the impairment test to determine the amount of any impairment. We will continue to perform the impairment assessment each year. The calculation of fair value in accordance with SFAS No. 142 requires judgments and estimates, including projections of future income and cash flows, the identification of appropriate market multiples and the choice of an appropriate discount rate. Our estimates of anticipated future income and cash flows could be reduced in the future due to changes in circumstances. As a result, the carrying amount of our goodwill could be reduced through impairment charges in the future. Changes in other estimates could also affect the determination of fair value and could impact the carrying amount of our goodwill.

Stock-based compensation
      The Company has a stock incentive plan to provide additional incentives to key personnel. In accordance with SFAS No. 123, we recognize the fair value of stock options and restricted stock granted as compensation expense, allocating the expense over the vesting period. The fair value of the options is determined under the Black-Scholes option pricing model using certain subjective assumptions related to interest rates, volatility, expected life, etc.
Recent Accounting Pronouncements

Share-based payment
      In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment. This statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation and establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and for the recording of liabilities that are based on the fair-value of these equity instruments. The approach is similar to Statement 123, however the revised statement requires all share-based payments to employees be expensed based on fair value, with pro forma disclosure no longer an option. Since the Company currently expenses costs related to its options issued to employees using the fair-value method as outlined in the original FASB No. 123, the impact of the new statement is expected to be immaterial. The Company is evaluating the impact of other differences, including recording incremental compensation costs/credits related to modification of terms or conditions of awards and recording the effect of possible future forfeitures. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005.
Results of Operations

Year ended December 31, 2004 compared to year ended December 31, 2003
      Net revenue. Net revenue was $198.4 million for the year ended December 31, 2004, an increase of 67.9% from net revenue of $118.2 million for the year ended December 31, 2003. The increase in net revenue was primarily the result of an increase in interest income on student loans and fee income on loan originations, offset by an increase in interest expense on asset-backed securitizations.

Net interest income.
      Interest income. Interest income increased by $77.7 million, or 125.7%, to $139.5 million for the year ended December 31, 2004 compared to $61.8 million for the year ended December 31, 2003. This increase was primarily the result of an increase in the average balance of loans in our portfolio, which grew to $3.8 billion in 2004 from $1.6 billion for 2003, as we continued to retain a significant portion of the federally guaranteed consolidation loans we originated. The amount of loan originations retained in 2004 was $2.0 billion, approximately the same as in 2003. The increase in interest income also was a result of increased short-term interest rates in 2004. The average rate on our loan portfolio increased slightly to 4.80% in 2004 from 4.77% in 2003. We received SAPs totaling $16.3 million and $0.9 million for the 2004 and 2003 periods, respectively, as a result of the increase in interest rates. We received fixed rate floor income of $22.0 million and $16.6 million in 2004 and 2003, respectively. The increase in fixed rate floor income was primarily the result of the increase in the average balance of loans in our portfolio earning fixed rate floor income. Interest income on restricted cash decreased $1.1 million to $1.8 million in 2004 compared to $2.9 million in 2003 due primarily to a decrease in the amount of restricted cash. The decline in restricted cash was the result of funds from asset-backed securitizations being more quickly invested in loans or used to pay down securitization debt. Other interest income was $0.8 million in 2004 and $0.7 million in 2003.
      Interest expense. Interest expense increased by $36.7 million, or 92.0%, to $76.6 million for the year ended December 31, 2004 from $39.9 million for 2003. Our average debt balance under our warehouse and asset-backed securitizations increased by $1.9 billion to $3.9 billion for 2004 from $2.0 billion for 2003. Interest expense on this debt increased $44.0 million to $73.7 million in 2004 compared to $29.7 million in 2003. Our average cost of funds was 1.89% for 2004 and 1.53% for 2003. Interest expense on other debt obligations decreased to $2.9 million in 2004 compared to $10.2 million in 2003, primarily as a result of a change in the composition of other debt obligations. In October 2003, we entered into a revolving line of credit and borrowed $40.0 million which was used in combination with the issuance of common and preferred stock to repay the senior notes that had been issued to finance our acquisition by Lightyear. The new revolving line of credit was at a substantially lower interest rate than the senior notes.
      Provision for loan losses. We recorded a provision of $1.0 million for the year ended December 31, 2004 compared to a provision of $2.4 million in the year ended December 31, 2003. The reduced provision in 2004 resulted from the Company being awarded Exceptional Performance status by the DOE and claims with respect to FFELP loans being guaranteed at 100% for the period June 1, 2004 to May 31, 2005.
      Net portfolio margin and net interest income after provision for loan losses. Net portfolio margin increased to 1.67% for 2004 from 1.62% for 2003 primarily due to an increase in our average student loan balance relative to restricted cash and by a slight increase in the average yield on our student loans. A reconciliation of net portfolio margin to the most comparable information which has been prepared in accordance with GAAP is provided below. See “— Net Portfolio Margin Analysis.” As a result of the foregoing, net interest income after provision for loan losses increased by $42.4 million to $62.0 million for 2004 compared to $19.6 million for 2003.

Fee income.
      Fees on loan sales. Fees on loan sales increased to $120.1 million in 2004 from $89.5 million in 2003, primarily reflecting better pricing for the sale of completed loan applications under our forward purchase agreements and an increase in the amount of loans sold. The amount of loans originated that were sold to, or marketed for, third parties increased to $2.4 billion in the 2004 period from $2.2 billion for the 2003 period. Included in our fees on loan sales were fees for marketing private in-school loans, which increased to $16.0 million in 2004 from $5.3 million in 2003.
      Fees for servicing. We generated $12.9 million in loan servicing fees on a consolidated basis during 2004, compared to $9.1 million for the period from April through December 31, 2003 due to the April 2003 acquisition of SunTech. On a separate segment basis, we recorded loan servicing income for 2004 and 2003 of $18.7 million and $11.8 million, respectively, including $5.8 million and $2.7 million, respectively from the servicing of loans in our portfolio. As of December 31, 2004 SunTech serviced $10.9 billion of loans, an increase of 22.9% from the amount of loans serviced at December 31, 2003. Substantially all of the increase relates to loans in the Company’s portfolio.
      Advertising income. Fee income in 2004 included $3.4 million in advertising income associated with the online college newspaper publishing operations of Y2M, which we acquired in April 2004.
      Expenses. Total expenses increased $23.3 million, or 19.5%, to $142.9 million for the year ended December 31, 2004 compared to $119.6 million for the year ended December 31, 2003, primarily as a result of one-time charges for stock and cash compensation to management related to the completion of the initial public offering, the termination of the lease on our former headquarters and other office relocation expenses, increased marketing expenses, the April 2003 acquisition of SunTech and the April 2004 acquisition of Y2M. See note 23 to our consolidated financial statement for expenses on a segment basis.
      Salaries and benefits increased $9.4 million, or 17.2%, to $64.0 million in 2004 compared to $54.6 million in 2003. Salaries and benefits increased in our loan origination segment by $6.4 million and in our loan servicing segment by $3.0 million. Increases were due to a one-time charge of $1.4 million for management bonuses in restricted stock and cash related to the completion of the initial public offering, increased health care costs and the acquisitions of SunTech in April 2003 and Y2M in April 2004. Our salary and benefits expenses attributable to our stock incentive plan were $0.9 million for 2004 and negligible in 2003.
      Marketing expenses increased $21.5 million to $46.5 million in 2004 compared to $25.0 million in 2003, due to an increase in marketing activities across all our product lines, including an increased focus on marketing private loans, increased direct mail and internet advertising in response to the national “do not call” list introduced in September 2003, and the acquisition of Y2M.
      Communications and data processing expense increased $0.5 million for 2004 compared to 2003 primarily due to increased telephone expenses offset in part by lower postage and delivery expenses. Management and consulting fees decreased to $2.9 million for 2004 from $3.3 million for 2003. Professional fees decreased $0.2 million, or 3.2%, to $6.1 million in 2004 compared to $6.3 million in 2003 as a result of a reduction in consultant expenses. Other general and administrative expenses increased $3.2 million, or 37.8%, in 2004 compared to 2003 as a result of increased travel, franchise taxes, bank fees, supplies, corporate insurance and $1.1 million in expenses related to moving headquarter functions between offices and the termination of the lease on our former headquarters. Depreciation and amortization increased $1.7 million to $6.0 million in 2004 compared to $4.3 million in 2003, primarily as a result of the acquisition of additional computer equipment, software and other property in 2004 and 2003.
      Derivatives. Our interest rate swaps and interest rate cap resulted in swap interest expense of $3.4 million in both 2004 and 2003 and derivative mark-to-market income of $5.4 million in 2004 versus an expense of $1.9 million in 2003. There was a one-time charge of $4.8 million related to debt extinguishment in 2003.
      Income tax provision (benefit). Income tax provision increased by $22.2 million to a $22.0 million provision for 2004 compared to a $0.2 million benefit for 2003 due to the increase in income before taxes compared to a loss in 2003 and the higher effective tax rate. Our effective tax rate in 2004 was 39.7% compared to 14.1% for 2003. Included in our net loss for 2003 were non-deductible expenses that represented a significant percentage of our pre-tax loss, which caused our 2003 effective tax rate to be at a rate below the statutory rate.
      Net income (loss). Net income (loss) increased to net income of $28.6 million in 2004 from a net loss of $7.5 million in 2003, as a result of the factors discussed above and the $1.4 million decrease in the accretion of dividends on preferred stock as a result of the payment of the liquidation preference of the preferred stock with proceeds of the initial public offering.

Year ended December 31, 2003 compared to year ended December 31, 2002
      Net revenue. Net revenue was $118.2 million in 2003, a decrease of 0.8% from net revenue of $119.1 million in 2002. The decrease in net revenue was primarily the result of a decrease in fees on loan sales offset by an increase in net interest income, in each case, as a result of our decision to retain more loans in our portfolio. Net revenue in 2003 also included loan servicing fees of $9.1 million, due to the acquisition of SunTech.

Net interest income (expense).
      Interest income. Interest income increased by $35.5 million to $61.8 million in 2003 compared to $26.3 million in 2002. This increase was the result of an increase in the average balance of loans in our portfolio, which grew to $1.6 billion in the 2003 period from $489.3 million in 2002, as we continued to retain a greater portion of the federally guaranteed consolidation loans we originated. The amount of loan originations retained increased to $2.0 billion in 2003 from $824.3 million in 2002. The impact of our increased portfolio was partially offset by changes in interest rates and in the pricing characteristics of our loan assets. The average yield on our loan portfolio decreased to 4.77% in the 2003 from 5.79% in the 2002 period due to the addition of consolidation loans originated with a fixed rate in the lower interest rate environment during 2003. We received SAPs totaling $0.9 million in 2003 and $0.1 million in 2002. We received fixed rate floor income of $16.6 in 2003 and $7.1 million in 2002, primarily as a result of the increase in the average balance of loans in our portfolio and decreases in applicable interest rates. Amortization of the fair market value adjustment of the loan portfolio from the Lightyear acquisition increased $0.4 million, or 80%, to $0.9 million in 2003 compared to $0.5 million in 2002, due to the timing of the acquisition. Interest income on restricted cash decreased $1.2 million, or 29.3%, to $2.9 million in 2003 compared to $4.1 million in 2002 due to a decrease in the amount of restricted cash and lower interest rates. The decline in restricted cash was the result of funds from asset-backed securitizations being more quickly invested in loans or used to repay securitization debt. Other interest income increased $0.5 million to $0.7 million in 2003 compared to $0.2 million in 2002.
      Interest expense. Interest expense increased by $13.9 million, or 53.5%, to $39.9 million in 2003 from $26.0 million in 2002. Our average debt balance under our warehouse and asset-backed securitizations increased by $1.2 billion to $2.0 billion in 2003 from $758.0 million in 2002. Interest expense on this debt increased $13.1 million, or 78.9%, to $29.7 million in 2003 compared to $16.6 million in 2002. The reduction in short-term interest rates, together with a reduction in the portion of asset-backed securitizations funded with auction rate notes, decreased our average cost of funds to 1.53% in 2003 from 2.22% in 2002. Interest expense on other indebtedness increased to $10.2 million in 2003 compared to $9.4 million in 2002, primarily as a result of having higher average outstanding other debt obligations for the full year because our senior notes issued in the acquisition by Lightyear were outstanding for a longer period in 2003 as compared to 2002. In October 2003, we entered into a revolving line of credit and drew $40.0 million, which, in combination with proceeds from the issuance of common and preferred stock, was used to repay our senior notes. As a result, our outstanding other debt obligations and capital lease obligations were reduced from $108.6 million to $42.4 million in October 2003. The new revolving line of credit was at a substantially lower interest rate than the senior notes.
      Provision for loan losses. The provision for loan losses for loans in our portfolio increased $0.4 million, or 20.0%, to $2.4 million in 2003 compared to $2.0 million in 2002. The increase resulted from the increased loan balance, partially offset by a reduction in the estimated amount of loans expected to default. After giving effect to the provision of loan losses and the activity in the allowance for loan losses in 2003, our allowance for loan losses as a percentage of outstanding loans at year end decreased to 0.14% in 2003 from 0.20% in 2002. In reducing this provision for 2003, we considered the additional data on the performance of our loan portfolio during 2003, the trends in default rates reported by the U.S. Department of Education and the performance of other comparable portfolios, all of which indicated a decline in default rates. This affected our probability analysis with respect to the 2% of principal and interest in our loan portfolio that is not guaranteed. Because of the existence of the 98% guarantee of principal and interest on our loans, our provision was not affected by a change in severity.
      Net portfolio margin and net interest income (expense) after provision for loan losses. Net portfolio margin increased to 1.62% in 2003 from 1.27% in 2002 primarily due to lower rates of interest on indebtedness used to finance our portfolio, offset by a decrease in the average yield on our student loans. A reconciliation of net portfolio margin to the most comparable information which has been prepared in accordance with GAAP is provided below. See “— Net Portfolio Margin Analysis.” Net interest income after provision for loan losses increased by $21.4 million to $19.6 million in 2003 compared to net interest expense after provision for loan losses of $1.8 million in 2002, due to lower rates of interest on indebtedness used to finance our portfolio.

Fee income.
      Fees on loan sales. Fees on loan sales decreased to $89.5 million in 2003 from $120.8 million in 2002, primarily reflecting the lower percentage of loans originated which were sold to third parties. The amount of loans originated that were sold to, or marketed for, third parties declined to $2.2 billion in 2003 form $3.2 billion in 2002. Included in our fees on loan sales were fees for marketing private in-school loans, which increased to $5.3 million in 2003 from no such fees in 2002. This increase primarily reflected the launch in May 2003 of our program for private loan products targeted at in-school students.
      Fees for servicing. We generated $9.1 million in loan servicing fees on a consolidated basis for the period from April through December 31, 2003 compared to none in 2002, the year prior to our acquisition of SunTech. On a separate segment basis, we recorded loan servicing fees for 2003 of $11.8 million, including $2.7 million from the servicing of loans in our portfolio. As of December 31, 2003 SunTech serviced $8.9 billion of loans, an increase of 22.0% from the amount of loans serviced at the close of the transaction earlier in the year. Substantially all the increase relates to loans in the Company’s portfolio.

      Expenses. Total expenses increased $37.8 million, or 46.2%, to $119.6 million in 2003 compared to $81.8 million in 2002, primarily as a result of increased marketing expenses and the acquisition of SunTech. See note 23 to our consolidated financial statement for expenses on a segment basis.
      Salaries and benefits increased $7.2 million, or 15.2%, to $54.6 million in 2003 compared to $47.4 million in 2002, including salaries and benefits in our loan servicing segment which increased by $6.3 million, as a result of the SunTech acquisition. Salaries and benefits increased in our loan origination segment by $0.9 million as a result of the expansion of our sales force and increased health care costs, although we also had a reduction in other headcount in 2003. Our salary and benefits attributable to our stock incentive plan were negligible in 2003 and 2002.
      Marketing expenses increased $11.2 million, or 81.2%, to $25.0 million in 2003 compared to $13.8 million in 2002 due to an increase in marketing activities across all our product lines, including an increased focus on marketing private loans. In addition, in anticipation of the effects that the national “do not call” list introduced in September 2003 would have on certain of our marketing activities, we increased our marketing efforts in the second half of 2003. Fees paid to affinity partners decreased $0.12 million or 35.5% to $0.22 million for 2003 compared to $0.34 million in 2002.
      Communications and data processing expense increased $0.6 million, or 9.4%, in 2003 compared to 2002 primarily due to the acquisition of SunTech, offset in part by a reduction in rates for these services. Management and consulting fees decreased to $3.3 million in 2003 from $4.1 million in 2002 primarily as a result of the expiration of certain consulting agreements relating to the Lightyear acquisition offset by new consulting agreements relating to the SunTech acquisition. Professional fees increased $4.1 million to $6.3 million in 2003 compared to $2.2 million in 2002 as a result of the engaging consultants for projects and pursuing acquisition opportunities. Other general and administrative expenses increased $2.9 million, or 53.7%, in 2003 compared to 2002 as a result of increased travel, franchise taxes and corporate insurance. Depreciation and amortization increased $2.3 million to $4.3 million in 2003 compared to $2.0 million in 2002, primarily as a result of the acquisition of additional computer equipment, other property and software in 2003, including $0.5 million of amortization of servicing rights related to the SunTech acquisition.
      Derivatives. In 2003, in connection with the financing of our portfolio we entered into interest rate swaps and an interest rate cap that resulted in swap interest expense of $3.4 million and a derivative mark-to-market expense of $1.9 million. We had no derivatives in 2002.
      Income tax provision (benefit). Income tax provision decreased by $10.9 million to a benefit of $0.2 million in 2003 compared to a provision of $10.7 million for the nearly seven months we operated as a taxable corporation in 2002 due to the decrease in income before taxes in 2003. Our effective tax rate was 14.1% for 2003 compared to 40.8% for the nearly seven months we operated as a taxable corporation in 2002. Included in our net loss for 2003 were non-deductible expenses, which caused our 2003 effective tax rate to be at a rate below the statutory rate. Because we operated as a limited liability company prior to May 2002, we had no income tax provision for the period prior to May 17, 2002.
      Net income (loss). Net income (loss) decreased to a net loss of $7.5 million for 2003 from net income of $23.6 million for 2002. Our net loss was primarily a result of our increase in marketing expenses incurred to grow the volume of our loan originations and a decision to retain more loans in our portfolio. We retained 50% of the $4.0 billion of FFELP loans we originated in 2003 as compared to 21% in 2002. Other factors contributing to our net loss in 2003 were swap interest expense and mark-to-market adjustments on our derivatives, noncash debt extinguishment expenses in connection with the repayment of our senior notes, the accretion of dividends on our preferred stock and the change in tax status. These factors were partially offset by the addition of income from our acquisition of SunTech and the other factors described above.

Financial Condition

At December 31, 2004 compared to December 31, 2003
      Total assets increased $1.8 billion to $5.0 billion at December 31, 2004 from $3.2 billion at December 31, 2003. This was due primarily to an increase in our loan portfolio of approximately $1.8 billion, to $4.7 billion at December 31, 2004 from $2.9 billion at December 31, 2003. All of the loans in our portfolio are FFELP loans and over 99% are consolidation loans.
      Total liabilities increased $1.8 billion to $4.9 billion at December 31, 2004 from $3.1 billion at December 31, 2003. The growth in liabilities was a result of an increase in debt incurred to finance our loan portfolio.
      Preferred stock of our consolidated subsidiary was zero at December 31, 2004 compared to $89.1 million at December 31, 2003 as a result of the payment of the liquidation preference of $93.9 million in July 2004 on all shares of the preferred stock issued by our subsidiary in July 2004 from the net proceeds of the initial public. As a result, there will be no further accretion or payment of preferred dividends on the preferred stock.
      Stockholders’ equity increased $166.5 million to $191.7 million at December 31, 2004 from $25.2 million at December 31, 2003 primarily as a result of the issuance of 9,375,000 shares of common stock in the initial public offering and net income for 2004.
Liquidity and Capital Resources
      We finance our operations through operating cash flow and borrowings under a warehouse facility, asset-backed securitizations and a revolving line of credit. Operating activities provided net cash of $32.0 million in 2004, an increase of $11.2 million from the net cash provided by operating activities of $20.8 million in 2003. The primary reason for this increase was the increase in net income. Net cash used in investing activities was approximately $1.9 billion in both 2004 and 2003. Net cash provided by financing activities decreased slightly to $1.8 billion in 2004 from $1.9 billion in 2003, primarily as a result of increased payments on asset-backed notes and lines of credit and the redemption of the preferred stock. We believe that the use of our warehousing capacity, continued access to the asset-backed securitization market and forward purchase agreements will provide adequate liquidity to fund our operations, loan processing and originations and capital expenditures for the foreseeable future.
      On October 30, 2003, we obtained from two national financial institutions a three-year $45.0 million revolving credit facility, which was increased to $62.5 million pursuant to an amendment on April 21, 2004 to acquire Y2M. The revolving line of credit bears interest, payable quarterly, at LIBOR plus 3.50%. We are also required to pay a commitment fee of 0.50% on undrawn amounts under the facility. The facility is secured by substantially all of our non-student loan assets, including the outstanding capital stock or limited liability company membership interests of all of our wholly-owned operating subsidiaries other than subsidiaries that hold our loan portfolio. The credit facility contains certain mandatory prepayment and commitment reduction provisions and event of default provisions (including relating to a change of control), as well as affirmative and negative covenants, which include restrictions on the payment of dividends, incurrence of additional debt and capital expenditures. In addition, we are subject to, and in compliance with, certain financial covenants including ratios related to fixed charges coverage, interest coverage and leverage. We and certain of our subsidiaries have guaranteed all of our obligations under the credit agreement. We drew $40.0 million initially under the facility to retire a portion of the senior notes that had been issued to help finance our acquisition by Lightyear in May 2002. On April 21, 2004, we borrowed $34.0 million in order to fund the acquisition of Youth Media & Marketing Networks. Upon completion of the initial public offering, approximately $41.6 million of the net proceeds were used to repay a portion of the indebtedness outstanding under the revolving line of credit, at which time the amount of the facility was reduced to $30.0 million pursuant to a second amendment which became effective at such time. As amended pursuant to the second amendment, the facility will terminate in July 2005. As of December 31, 2004, there was no outstanding balance on this revolving line of credit.

      In July 2003, we obtained a one-year, $500.0 million conduit warehouse financing facility, through a special purpose company, to fund our loan originations. In February 2004, we requested and received a temporary increase in this facility to permit financing up to $1.0 billion allowing us to finance additional loans prior to issuing asset-backed securities in April 2004, and as of the end of April 2004 capacity under the facility returned to $500.0 million. On November 4, 2004 we increased this facility to $1.0 billion through July 2005. On December 1, 2004, we received a temporary increase in this facility to permit financing up to $1.4 billion through the end of February 2005, after which the facility returned to $1.0 billion. We use the warehouse facility to fund our loan originations until such time as we accumulate sufficient loans to effectively access the asset-backed securitization market and we may seek to expand our warehouse availability from time to time in order to continue to most efficiently access that market, although we do not have a contractual right to increase this facility at this time. We pay a fee of 0.14% per annum on the unused portion of the facility and, accordingly, have maintained availability at levels we believe are appropriate to fund our loan originations. The ability to draw on the facility expires in July 2005 unless extended. It must be repaid in full by July 2006 unless extended. The $1.0 billion warehouse facility is provided by five commercial paper conduits with liquidity support provided by two national financial institutions. The facility is secured by our portfolio of loans financed under the facility. The interest rate on funds advanced by the conduit lender is calculated based on the commercial paper rate plus a margin and for funds advanced by the liquidity provider at the Eurodollar rate plus 1.0% or the alternate base rate. The interest rate on amounts outstanding under the warehouse facility on December 31, 2004 was 2.55%. As of December 31, 2004, $1.1 billion was outstanding under our warehouse facility. The conduit facility contains certain affirmative and negative covenants as well as reporting requirements and covenants relating to loan servicing. The affirmative covenants require us to, among other things, preserve the federal guarantee on our FFELP loan portfolio. An event of default under the conduit facility will occur if, among other things, the federal guarantee on FFELP loans is reduced, the excess spread on the loans in our portfolio drops below a certain rate or the default rate of loans in our portfolio exceeds a certain percentage.
      In February 2005, April 2004 and in 2003 and 2002 we issued $1.4 billion, $1.1 billion, $1.9 billion and $500.0 million, respectively, of asset-backed notes in order to retain loans on our balance sheet. These secured financings were issued primarily in the domestic capital markets and are secured by separate pools of FFELP loans. Securities issued in our securitizations accrue interest based on a rate of a spread to LIBOR or set under an auction procedure related to the securities as more fully described below. The securitization transactions require certain levels of cash reserves and require that we distribute cash flows to the bondholders on a priority basis. Other than cash paid for servicing and administration, all of the cash flows from our securitized assets have been paid to the bondholders and, therefore, have not been available to us for business operations.
      As part of our securitization transactions, we borrowed funds in excess of the principal balance of the loans included in the applicable securitization transactions. A portion of these additional funds was used to repay our other indebtedness and fund our operations. The timing of future cash flows may be affected by the amount of loans in our portfolio in grace or deferment status or with respect to which we have granted forbearance and the level of delinquencies. In 2004 and 2003, we made $275.6 million and $45.9 million, respectively, in principal payments on our asset-backed securitizations. Our rights to cash flows from securitized loans are subordinate to noteholders interests and these loans may fail to generate any cash flows beyond what is due to pay the noteholders. We anticipate continuing to access the domestic asset-backed securitization market in 2005 and subsequent years. The timing of future issuances will depend on market conditions.
      On May 17, 2002, in connection with our acquisition by Lightyear and its affiliates, CFSL Acquisition Corp. issued a 4.47% subordinated note, due June 30, 2007, in the principal amount of $15.0 million, to the previous owners of the Company. The note may be redeemed at any time at the option of the Company, and must be redeemed in the event of a change of control of the Company.

      The following tables summarize our indebtedness and capital leases outstanding as of December 31, 2004 and December 31, 2003:

			As of December 31, 2004

	Principal		Percent of	Interest
	Amount		Total	Rate Range	Final Maturity(2)

	(Dollars in millions)
Warehouse facility	$1,088.8		22.7%	2.55%	07/18/06(3)
Asset-backed notes:(1)
Notes based on LIBOR	1,641.5		34.2	2.60% - 2.85%	03/01/12 - 09/30/30
Notes based on auction rates	2,052.4		42.8	2.28% - 2.58%	12/01/41 - 12/28/43

Total asset-backed notes and warehouse facility	4,782.7		99.7
Revolving line of credit	—		—	—	07/06/05
Fixed-rate notes	14.5	(4)	0.3	4.47%	06/30/07
Fixed-rate capital leases	1.7		—	6.00% - 7.82%	05/10/10

Total	$4,798.9		100.0%

	As of December 31, 2003

	Principal		Percent	Interest
	Amount		of Total	Rate Range	Final Maturity(2)

	(Dollars in millions)
Warehouse facility	$144.8		4.7%	1.52%	07/20/04 - 07/18/06	(3)
Asset-backed notes:(1)
Notes based on LIBOR	897.1		29.5	1.23% - 1.47%	03/01/12 - 03/28/21
Notes based on auction rates	1,959.0		64.4	1.18% - 1.33%	12/01/41 - 12/01/43

Total asset-backed notes and warehouse facility	3,000.9		98.6
Revolving line of credit	26.3		0.8	4.62%	09/30/06
Fixed-rate notes	14.2	(4)	0.5	4.47%	06/30/07
Fixed-rate capital leases	1.9		0.1	6.34% - 7.82%	04/01/08

Total	$3,043.3		100.0%

(1)	Issued in securitization transactions.

(2)	The final maturity date is the stated legal maturity of the applicable class of notes. However, the principal of the notes is paid based on the receipt of principal payments under the applicable pools of loans and is expected to be paid prior to the final maturity date.

(3)	The warehouse facility may be drawn upon to July 2005, unless it is extended, and must be repaid by July 18, 2006.

(4)	Balances are net of unamortized discount of $0.5 million and $0.8 million as of December 31, 2004 and December 31, 2003, respectively.

      Payments on outstanding indebtedness and capital and operating lease obligations are due after December 31, 2004 in varying amounts as follows:

	Total	<1 Year	1-3 Years	3-5 Years	>5 Years

	(Dollars in millions)
Warehouse facility	$1,088.8	$—	$1,088.8	$—	$—
Asset-backed notes(1)	3,693.9	—	—	—	3,693.9
Other indebtedness(2)	14.5	—	14.5	—	—
Capital lease obligations	1.7	0.5	1.1	0.1	—
Operating lease obligations	9.1	2.0	2.7	2.4	2.0

Total	$4,808.0	$2.5	$1,107.1	$2.5	$3,695.9

(1)	Principal on our asset-backed notes will be paid based on receipt of principal payments under the applicable pools of loans and is expected to be paid prior to final maturity date of the notes.

(2)	Fixed-rate note outstanding of $14.5 million, net of unamortized discount.
      In addition, we have forward purchase agreements under which we are obligated to sell a minimum amount of FFELP loan applications, refer private education loan applications and sell all of the funded private consolidation loan applications we originate. These commitments generally run for between one and three years. As of December 31, 2004 and December 31, 2003, we were obligated to sell approximately one-third of calendar year 2005 FFELP consolidation volume and $1.2 billion, respectively, in loan applications at contractual rates under various agreements through December 31, 2005. See “Business — Product and Service Offerings.”
Off Balance Sheet Arrangements
      We do not have any off balance sheet arrangements. As described above, all of our asset-backed securitizations are treated as indebtedness on our balance sheet.
Loan Portfolio
      The table below describes the components of our loan portfolio as of December 31, 2004 and December 31, 2003:

	As of December 31,

	2004		2003

		Percent of		Percent of
	Principal(1)	Total	Principal(1)	Total

	(Dollars in millions)
FFELP loans:
Consolidation	$4,601.5	99.8%	$2,830.9	99.9%
PLUS	6.3	0.1	2.9	0.1
Stafford	5.1	0.1	0.3	—

Total	$4,612.9	100.0%	$2,834.1	100.0%

(1)	Amounts reflect principal balance of loans without adjustments for deferred loan costs which, as of December 31, 2004, totaled $51.9 million and as of December 31, 2003 totaled $26.4 million, respectively. Amounts also exclude the allowance for loan losses of $5.0 million as of December 31, 2004 and $4.1 million as of December 31, 2003.

      The table below shows the repayment status of loans and delinquency amounts as of December 31, 2004 and December 31, 2003. Delinquencies have the potential to adversely impact our earnings through increased servicing and collection costs and write-offs. Forbearance adversely affects cash flow in the securitizations.

	As of December 31,

	2004			2003

		Percent of	Percent of		Percent of	Percent of
		Loan	Loans in		Total Loan	Loans in
	Principal	Portfolio	Repayment	Principal(1)	Portfolio	Repayment

	(Dollars in millions)
Loans in school/grace/deferment (2)	$536.7	11.6%		$275.7	9.7%
Loans in forbearance(3)	335.8	7.2		167.4	5.9
Loans in repayment status:
Current	3,457.0	75.0	92.4%	2,276.7	80.3	95.2%
Delinquent 31-60 days(4)	110.5	2.4	3.0	54.0	1.9	2.3
Delinquent 61-90 days	40.4	0.9	1.1	21.4	0.8	0.9
Delinquent over 90 days(5)	132.5	2.9	3.5	38.9	1.4	1.6

Total loans in repayment	3,740.4	81.2	100.0%	2,391.0	84.4	100.0%

Total loan portfolio	$4,612.9	100.0%		$2,834.1	100.0%

(1)	Amounts reflect principal balance of loans without adjustments for deferred loan costs, which, as of December 31, 2004 and December 31, 2003 totaled $51.9 million, and $26.4 million, respectively. Amounts also do not reflect the allowance for loan losses of $5.0 million and $4.1 million as of December 31, 2004 and December 31, 2003, respectively.

(2)	Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(3)	Loans for borrowers who have temporarily ceased making full payments due to hardship or other factors, according to a schedule approved by the servicer consistent with the established loan program servicing procedures and policies.

(4)	The period of delinquency is based on the number of days scheduled payments are contractually past due and relate to loans in repayment status, that is, receivables not charged off, and not in school, grace, deferment or forbearance.

(5)	Includes loans of $13.6 million and $1.9 million as of December 31, 2004 and December 31, 2003, respectively, in claim status, which are loans that are over 270 days past due, which have gone into default and have been submitted to the guaranty agency for FFELP loans to process the claim for payment.

      The following table summarizes our loan portfolio by interest rate ranges as of December 31, 2004:

	Current
	Principal	Weighted
	Balance	Average
Interest Rate Range	Outstanding	Maturity

	(In millions)	(Yrs)
2.500%-2.999%	$553.0	22.8
3.000%-3.499%	751.6	23.2
3.500%-3.999%	1,019.8	22.0
4.000%-4.499%	854.5	21.2
4.500%-4.999%	400.7	22.4
5.000%-5.499%	180.8	22.9
5.500%-5.999%	189.4	22.7
6.000%-6.499%	209.1	21.6
6.500%-6.999%	176.6	21.2
7.000%-7.499%	81.9	22.9
7.500%-7.999%	77.4	22.7
8.000%-8.499%	118.1	22.3

	$4,612.9	22.2

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

	Year Ended December 31,

	2004		2003		2002

	Dollars	%	Dollars	%	Dollars	%

	(Dollars in thousands)
Student loan and restricted cash yield	$182,426	4.68%	$81,099	4.18%	$32,466	4.34%
DOE rebate(1)	(40,014)	(1.03)	(17,680)	(0.91)	(5,422)	(0.72)
Amortization(2)	(3,677)	(0.09)	(2,253)	(0.12)	(943)	(0.13)

Net student loan and restricted cash yield	138,735	3.56	61,166	3.15	26,101	3.49
Asset-backed notes and lines of credit	(73,662)	(1.89)	(29,721)	(1.53)	(16,582)	(2.22)

Net portfolio margin	65,073	1.67	31,445	1.62	9,519	1.27
Floor income	(22,036)	(0.57)	(16,587)	(0.85)	(7,059)	(0.94)

Net portfolio margin net of floor income	$43,037	1.10%	$14,858	0.77%	$2,460	0.33%

Average balance of student loans and restricted cash	$3,898,366		$1,940,400		$747,891

(1)	Reflects the 1.05% per annum rebate fee on FFELP consolidation loans that is paid monthly divided by the average balance of student loans and restricted cash.

(2)	Represents the amortization of capitalized origination costs and purchase accounting adjustments, including the 0.50% fee payable to the DOE on the origination of FFELP loans.

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

	Year Ended December 31,

	2004				2003				2002

			Average				Average				Average
		Interest	Rate			Interest	Rate			Interest	Rate
	Average	Income/	Earned/		Average	Income/	Earned/		Average	Income/	Earned/
	Balance	Expense	Paid		Balance	Expense	Paid		Balance	Expense	Paid

	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$11,302	$782	6.92%		$19,979	$680	3.40%		$19,350	$157	0.81%
Restricted cash	140,213	1,847	1.32		302,115	2,909	0.96		258,575	4,129	1.60
Student loans	3,758,153	180,579	4.80		1,638,285	78,190	4.77		489,316	28,337	5.79
DOE rebate(1)	—	(40,014)	(1.06)		—	(17,680)	(1.08)		—	(5,422)	(1.11)
Amortization(2)	—	(3,677)	(0.10)		—	(2,253)	(0.14)		—	(943)	(0.19)

Student loans after DOE rebate and amortization	3,758,153	136,888	3.64		1,638,285	58,257	3.55		489,316	21,972	4.49

Total interest-earning assets	$3,909,668	$139,517	3.57%		$1,960,379	$61,846	3.15%		$767,241	$26,258	3.42

Interest-bearing liabilities:
Asset-backed notes and lines of credit	$3,936,086	73,662	1.87%		$1,963,413	$29,721	1.51%		$757,974	$16,582	2.19%
Other debt obligations, net	38,605	2,815	7.29		76,354	10,053	13.17		71,241	9,419	13.22
Capital lease obligations	1,782	134	7.52		1,293	97	7.50		—	—	—

Total interest-bearing liabilities	$3,976,473	$76,611	1.93		$2,041,060	$39,871	1.95		$829,215	$26,001	3.14

Net interest income and margin		$62,906	1.61	% (3)		$21,975	1.12	% (3)		$257	0.03	% (3)

Reconciliation to net portfolio margin:
Net interest income		$62,906				$21,975				$257
Less: interest income on cash and cash equivalents		(782)				(680)				(157)
Plus: interest expense on other debt obligations, net		2,815				10,053				9,419
Plus: interest expense on capital lease obligations		134				97				—

Net portfolio margin		65,073				31,445				9,519
Less: floor income		(22,036)				(16,587)				(7,059)

Net portfolio margin net of floor income		$43,037				$14,858				$2,460

(1)	Reflects the 1.05% per annum rebate fee on FFELP consolidation loans that is paid monthly divided by the average balance of student loans.

(2)	Represents the amortization of capitalized origination costs and purchase accounting adjustments, including the 0.50% fee payable to the DOE on the origination of FFELP loans.

(3)	Net interest margin is net interest income divided by the average total interest-earning assets.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
      Because we expect to generate a significant portion of our earnings from the difference, or spread, between the yield we receive on our loan portfolio of student loans and the cost of financing these loans, our results of operations are sensitive to interest rates. We fund our loan portfolio with variable-rate debt. In the current low interest rate environment, our loan portfolio is yielding excess net interest income, which is referred to as fixed rate floor income, as a result of a decline in short-term rates from the rates used to fix the borrower’s rate on a portion of the consolidation loans in our portfolio. See the section of this Annual Report on Form 10-K entitled, “Risk Factors.”
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
      We have earned fixed rate floor income during the past three years. Fixed rate floor income is reduced and can be eliminated in a rising interest rate environment. For example, for the year ended December 31, 2004, our student loan portfolio had a weighted average interest rate of 4.28%.
      One objective when financing our loan portfolio is to manage interest rate risk through match-funding of loan assets with associated secured borrowings and utilizing interest rate swaps and other derivative instruments (described below) to minimize the adverse effect of interest rate fluctuations in the near term.
      During 2003 and 2004, we entered into certain derivative instrument contracts to help manage our interest rate risk. The table below summarizes the derivative instruments to which we were a party at December 31, 2004:

					December 31, 2004		December 31, 2003

					Receive —		Receive —
			Pay —		Floating		Floating
Derivative	Notional		Fixed		Rate	Fair	Rate	Fair
Type	Amount	Maturity Date	Rate		(LIBOR)	Value(3)	(LIBOR)	Value(3)

	(Dollar amounts in thousands)
Swap(1)(2)	$250,000	01/26/2005	1.89%		2.42%	$96	1.12%	$(2,070)
Swap(1)	225,000	11/26/2004	—		—	—	1.12	(606)
Swap(1)	225,000	11/26/2004	—		—	—	1.12	(559)
Cap(Sold)(2)	250,000	01/26/2005	—	(2)	2.23	(82)		(328)
Swap(1)	550,000	04/28/2005	1.55		2.42	1,945

Total						$1,959		$(3,563)

(1)	Under the interest rate swaps, we agree to pay a fixed rate in exchange for a floating rate. The interest rate swap effectively converts a portion of our variable-rate debt to a fixed rate for a period of time thereby fixing the relative spread between portions of our loan assets equal to the size of the swap notional amount.

(2)	The Company received $1.7 million in proceeds from the sale of the cap on February 28, 2003. The amount is recorded as a derivative liability and is marked to market over the term of the cap. Payments on the cap will be made only when the 91-day commercial paper rate exceeds 2.09%. Payments of $54 thousand were made in 2004 and no payments were made in 2003. The notional amounts of the cap and the swap maturing on January 26, 2005 reduced to $250 million each from $500 million on July 26, 2004.

(3)	Reflects the value to the Company of the interest rate swaps and the cap assuming the applicable swap or cap was terminated as of December 31, 2004 or December 31, 2003.
      On February 16, 2005, we entered into a swap agreement in conjunction with our 2005A securitization, with a notional amount of $450 million that matures on January 28, 2006, at a pay — fixed rate of 3.225% per annum and a receive — floating rate based on one-month LIBOR for the relevant monthly period.
      We have not designated any of these derivative instruments to meet the criteria for hedge accounting. See “— Critical Accounting Policies — Accounting for Derivatives.”
      Forward interest rate sensitivity. The following table shows the changes in net interest income, swap interest expense, derivative mark-to-market expense and income before tax provision (benefit) and accretion of dividends on preferred stock for a 12-month period based on an increase or decrease in interest rates in effect on January 1, 2005, which is maintained for the entire period shown and applied to our interest-earning assets and interest-bearing liabilities as of December 31, 2004, assuming normal portfolio payment patterns for the periods presented and no additional originations.
      We held three derivative contracts as of December 31, 2004 to help mitigate the economic impact of changing interest rates. With respect to swap interest expense and derivative mark-to-market expense, we have applied the change to interest rates in effect on January 1, 2005 through the maturity date of the applicable derivative. Because the derivatives are not accounted for as accounting hedges under SFAS No. 133, we present their effect in a separate line item, swap interest expense, in the income statement.

	Twelve Months Beginning January 1, 2005

	Decrease of	Increase of	Increase of	Increase of
	100 Basis	100 Basis	200 Basis	300 Basis
	Points	Points	Points	Points

	(Dollars in millions)
Estimated increase (decrease) in net interest income	$14.3	$(8.2)	$(12.6)	$(14.6)
Estimated decrease (increase) in swap interest expense(1)	(1.9)	1.8	3.5	5.3
Estimated decrease (increase) in derivative mark-to-market expense(1)(2)	(2.0)	(2.0)	(2.0)	(2.0)

Increase (decrease) in income before income tax provision (benefit) and accretion of dividends on preferred stock	$10.4	$(8.4)	$(11.1)	$(11.3)

(1)	Our derivative instruments in effect as of December 31, 2004 mature on April 28, 2005 and January 26, 2005, respectively.

(2)	Represents the aggregate mark-to-market liability as of December 31, 2004 based on the maturity of the derivatives in place at that time.
Risks Factors Related to Our Industry and Our Company

Changes in federal laws and regulations relating to education loans, particularly legislation affecting federally guaranteed consolidation loans, could materially adversely affect our results of operations.
      The Higher Education Act of 1965 must be reauthorized by Congress every five years and the FFEL Program is periodically amended. The United States Congress is currently considering reauthorization of the Act, which is scheduled to expire September 30, 2005. Changes in the Higher Education Act made in the two most recent reauthorizations have resulted in reductions in education loan yields paid to lenders, increased fees paid by lenders and a decreased level of federal guarantee. Federally guaranteed consolidation loans made up 90.6% of our loan originations for the year ended December 31, 2004 and 94.9% of our loan originations as of December 31, 2003, and efforts underway to pass legislation that affects federal consolidation loans would have a significant impact on us. Among the key changes that may be considered in the reauthorization debate that could have a negative effect on our business is eliminating fixed-rate consolidation loans and requiring that all consolidation loans be made at a variable rate. If consolidation loans are required to be made at a variable rate rather than a fixed rate, as virtually all consolidation loans are currently made, it could reduce the amount of income we can earn on the loans we originate in the future and reduce the demand for consolidation loans. A bill recently introduced by the Chair of the House Committee on Education and the Workforce contains this provision. This legislative change, if enacted, could materially reduce our loan originations and earnings.
      In addition, legislation has been introduced proposing a number of initiatives aimed at supporting the William D. Ford Federal Direct Loan Program, which we refer to as the FDL Program or FDLP. Under the FDL Program, the U.S. Department of Education, or DOE, makes loans directly to student borrowers through the educational institutions they attend. If legislation promoting the FDL Program to the detriment of the FFEL Program were to be enacted, it could materially reduce our loan originations and earnings.
      Further amendments, the nature of which we cannot currently anticipate, could also affect our business and our results of operations. Moreover, there can be no assurance that the provisions of the Higher Education Act will be reauthorized in September 2005. While Congress has consistently extended the effective date of the Higher Education Act, it may elect not to reauthorize the DOE’s ability to provide interest subsidies and federal guarantees for student loans. Such a failure to reauthorize would reduce the number of federally guaranteed student loans available for us to originate in the future and could materially reduce our results of operations.

Changes in the interpretations of the Higher Education Act issued by the U.S. Department of Education could negatively impact our loan originations.
      The U.S. Department of Education oversees and implements the Higher Education Act and periodically issues regulations and interpretations of that Act. Changes in such regulations and interpretations could negatively impact our business.
      Currently, if only one lender holds all of a student’s FFELP loans, then another lender cannot consolidate the loans away from the current holder unless the current holder refuses, or does not offer, to consolidate the loans for the borrower. This regulation is referred to as the single holder rule. Historically, we did not believe the single holder rule limited the ability of a borrower to consolidate FFELP loans held by a single lender with FDLP loans. However, the U.S. Department of Education issued a letter on April 29, 2004 that limited the ability of borrowers having FFELP loans that are held by a single lender and FDLP loans to obtain a FFELP consolidation loan with any lender other than the lender holding all of the borrower’s FFELP loans. This new ruling was scheduled to go into effect in September 2004. However, on August 26, 2004, the U.S. Department of Education issued a letter stating the new ruling would not go into effect until September 2005.
      In addition, we marketed and offered FFELP consolidation loans to borrowers seeking to refinance only their FDLP consolidation loans. However, in June 2004, the U.S. Department of Education’s servicers for the FDL Program informed us and, we believe, other FFELP loan originators that FFELP loans which refinance only FDLP consolidation loans would no longer be permitted. On August 26, 2004, the U.S. Department of Education issued a letter indicating this type of consolidation would be permitted unless reauthorization of the Higher Education Act were to change it.
      These rulings adversely affected loan originations in 2004 and could adversely affect the volume of loan originations in the future.

Significantly decreased demand for consolidation loans would materially reduce our revenue.
      A combination of increased consumer awareness, rising education debt volume and historically low interest rates available to borrowers in the last three years has increased the number of borrowers seeking to consolidate their variable-rate education loans into one loan. For the years ended December 31, 2004 and 2003, 90.6% and 94.9%, respectively, of our loan originations were consolidation loans. One of the advantages of consolidation loans is that borrowers are able to fix the interest rate on their variable rate student loans at the then existing rate. If rates rise, students may have less incentive to consolidate their loans at a fixed rate. Demand for consolidation loans could also decrease in the future as a result of a decrease in the pool of potential borrowers eligible to consolidate their loans. The Congressional Budget Office projects that FFELP consolidation loan volume will decrease from $35.9 billion in federal fiscal year 2004 to an estimated $31.2 billion in federal fiscal year 2005 and to $22.3 billion in federal fiscal year 2006. A significant portion of the borrowers eligible to consolidate their loans have loans held by one lender and, as a result of the single holder rule discussed in the prior risk factor, those loans are not available for consolidation by other lender unless the original lender does not offer or refuses to consolidate those loans. Demand for consolidation loans could also decrease as a result of regulatory changes or if any of the legislative proposals described above are enacted. A significant decrease in demand for consolidation loans would have a material adverse effect upon our revenue, particularly our fees on loan sales.

We must comply with governmental regulations relating to our FFELP loans and guaranty agency rules and our business and results of operations could be materially adversely affected if we fail to meet these requirements.
      Our principal business is comprised of originating, holding and servicing education loans made and guaranteed pursuant to the FFEL Program. Most significant aspects of our lines of business are governed by the Higher Education Act. We must also meet various requirements of the guaranty agencies, which are private not-for-profit organizations or state agencies that have entered into federal reinsurance contracts with the DOE, in order to maintain the federal guarantee on our FFELP loans. These requirements establish origination and servicing requirements and procedural guidelines and specify school and borrower eligibility criteria. The federal guarantee of FFELP loans is conditioned on compliance with origination, servicing and collection standards set by the DOE and guaranty agencies. FFELP loans that are not originated, disbursed or serviced in accordance with DOE regulations risk loss of their guarantee, in full or in part.
      Our failure to comply with the regulatory regimes described above may arise from:

•	breaches of our internal control system, such as a failure to adjust manual or automated servicing functions following a change in regulatory requirements;

•	unintentional employee errors, such as inputting erroneous data or failure to adhere to established company processes;

•	technological defects, such as a malfunction in or destruction of our computer systems;

•	fraud by third parties who refer loan applications to us or from whom we acquire originated loan applications; or

•	fraud by our employees or other persons in activities such as origination or borrower payment processing.
      If we fail to comply with any of the above requirements, we could incur penalties or lose the federal guarantee on some or all of our FFELP loans. In addition, even if we comply with the above requirements, a failure to comply by third parties with whom we conduct business may be attributable to us and result in us incurring penalties or losing the federal guarantee on some or all of our FFELP loans. If we experience a high rate of servicing deficiencies, we could incur costs associated with remedial servicing, and, if we are unsuccessful in curing such deficiencies, the eventual losses on the loans that are not cured could be material. An additional consequence of servicing deficiencies would be loss of our Exceptional Performer Status. In October 2004, a systems error resulted in a technical violation of the due diligence requirements of the Higher Education Act. The error was corrected immediately, self-reported to the Department of Education and appropriate controls were put in place. The Department of Education is currently reviewing the matter. Failure to comply with these laws and regulations could result in our liability to borrowers and potential class action suits.

Changes in federal expenditures to support higher education financing could materially adversely affect our business
      Congress is currently developing a federal budget for fiscal 2006. Due to the size of the current federal budget deficit, indications are that almost all federal programs will be impacted- — including federal student loans. As part of the upcoming federal budget reconciliation process, proposals have been suggested which would, among other things, increase lender-paid loan origination fees, reduce the insurance on student loans, eliminate floor income, extend the repayment period for Stafford loans, and change the interest rate on new consolidation loans from fixed to variable. It is unclear how these proposals will ultimately evolve through the Congressional budget, authorizing, and appropriations processes. These budget proposals, if enacted, could materially reduce our loan originations and earnings.

We have only recently begun retaining a significant portion of the loans we originate in our portfolio and servicing loans and we cannot predict whether we will suffer losses as a result of the performance of our assets and operations over the long term.
      We were formed in June 1998. Prior to 2002, we did not retain in our portfolio a significant amount of the loans we originated. We retained approximately 50%, 50% and 21% of the FFELP loans we originated in the years of 2004, 2003 and 2002, respectively. Although we believe that the retained loans are valuable assets, due to their long duration and high quality (due to the federal guarantee), we cannot assure you that over the long term our earnings from retaining loans in our portfolio will exceed the value of the income we would have received from selling those loans. The loans retained in our portfolio may be repaid prior to maturity which would reduce the amount of interest we earn and expose us to reinvestment risk. Moreover, the loans retained in our portfolio could perform poorly in the future and our allowance for loan losses could be insufficient, which could materially reduce our earnings and impair our ability to access the asset-backed securitization market in the future on favorable terms.
      In addition, we only began servicing loans in April 2003, following our acquisition of SunTech. Although SunTech has been in business for more than 15 years and has serviced a significant portion of the loans we have originated since our formation in 1998, we have operated as a vertically integrated company offering loan servicing for only one year. If SunTech does not perform at the level of its historical performance, our business and results of operations could be materially adversely affected.

Our quarterly results of operations have varied significantly in the past and are expected to continue to do so, which may cause our stock price to fluctuate.
      Our quarterly results of operations have varied significantly in the past and are expected to continue to do so in the future. Over the past three fiscal years, our quarterly income (loss) before income tax provision (benefit) and accretion of dividends on preferred stock has ranged from a low of a $13.5 million loss in the second quarter of 2003 to a high of $29.4 million of income in the fourth quarter of 2004. In addition, over this period, our quarterly originations as a percentage of total annual originations have ranged from a low of 9.4% to a high of 36.4%. The market price of our common stock may decline significantly if our future quarterly results of operations fall below the expectations of securities or industry analysts or investors.
      Our quarterly results of operations in any period will be particularly affected by the amount and timing of our loan sales. Because we target a percentage of our loan originations to be retained on an annual, rather than quarterly basis, our quarterly results of operations will fluctuate. A number of additional factors, some of which are outside of our control, will also cause our quarterly results to fluctuate, including:

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

      We forecast the volume and timing of our loan originations for our operational and financial planning on the basis of many factors and subjective judgments. Therefore, failure to generate originations according to our expectations in a particular quarter could materially decrease our net income for that quarter and the next, at a minimum.

“Do not call” registries may limit our ability to market our products and services.
      Our direct marketing operations are subject to various federal and state “do not call” list requirements and may become subject to additional state “do not call” list requirements. The Federal Trade Commission has recently amended its rules to provide for a centralized national “do not call” registry. Under these new federal regulations, consumers may have their phone numbers added to the national “do not call” registry.
      Generally, we are prohibited from calling anyone on that registry unless we have an existing relationship with that person. We also are required to pay a fee to access the registry on a quarterly basis. Federal enforcement of the “do not call” provisions began in the fall of 2003, and the rule provides for fines of up to $11,000 per violation and other possible penalties. This rule may restrict our ability to market effectively our products and services to new customers. Furthermore, compliance with this new rule may prove difficult, and we may incur penalties for improperly conducting our marketing activities. In addition, failure to comply with the terms of this new rule could have a negative impact on our reputation.
      Forty-three states have “do not call” rules. Twenty-seven states use and/or enforce the national “do not call” registry and sixteen states maintain their own “do not call” registry. The states have varying penalties and fines for noncompliance. Compliance and coordination with these state lists and with federal lists may prove difficult and we may incur additional penalties for failure to comply with any of these lists, which could also have a negative impact on our business.

We derive a significant portion of our fee income under a small number of forward purchase agreements, and if we are not able to retain these agreements, or if our counterparties under these agreements reduce their willingness to acquire originated loans from us, our net revenue would be reduced and our results of operations would suffer.
      We enter into forward purchase agreements with financial institutions who agree to purchase and require that we sell to them, a portion of the FFELP consolidation loan applications we originate. We also enter into forward purchase agreements with financial institutions who agree to purchase all of the private consolidation applications we originate. Under these agreements, which are typically one- to three-year agreements, we generate loan applications that are then forwarded to partnering financial institutions over pre-determined periods of time and for agreed upon fees. Three of our forward purchase agreements accounted for approximately 83.4% and 78.9% of our fee income and 57.4% and 65.8% of our net revenue in fiscal 2004 and 2003, respectively. Revenue under our largest forward purchase agreement represented 61.6% and 43.4% of our fee income and 42.4% and 36.2% of our net revenue for fiscal 2004 and 2003, respectively. We may not be able to retain or renew our key forward purchase agreements or our counterparties may decrease the level of originated loans they are willing to acquire from us. If a large forward purchase contract were cancelled or not renewed and not replaced, our fee income would significantly decline, and the loss of or a significant reduction of purchases by, one or more of our significant forward purchase agreement counterparties could materially adversely affect our business, operating results and financial condition. We can provide no assurance that we will be able to renew these agreements or that suitable replacements can be found at acceptable rates or on acceptable terms.

Our inability to maintain relationships with our eligible lender or with lenders that originate our private loans could have a material adverse effect on our ability to sustain or increase our business.
      When we originate FFELP loans on our own behalf or when we acquire FFELP loans from others, we engage The Bank of New York as our “eligible lender,” as defined in the Higher Education Act, to act as our trustee to hold title to all such originated and acquired FFELP loans. This eligible lender trustee holds the legal title to our FFELP loans, and we hold 100% of the beneficial interests in those loans. If we are unable to renew our contract with The Bank of New York, or if the contract is terminated, we would have to find another institution to serve as our eligible lender. We can provide no assurance that we will be able to renew this contract or that a replacement eligible lender can be found at acceptable rates or on acceptable terms.
      Moreover, we have a relationship with a lender for whom we market and facilitate the origination of private in-school loans. The number of financial institutions willing to originate and finance these private in-school loans will be a significant factor in the growth of this market. As the market is less mature than that for federally guaranteed loans, there are, at present, fewer institutions originating and acquiring these loans. Accordingly, we can provide no assurance that we will be able to renew this contract or that suitable replacements could be found or that we will find additional lenders willing to finance the volume of private loans that we may seek to market or originate.
      Any failure to maintain or replace contractual relationships with these financial institutions or lenders could seriously impair our ability to originate loans and generate revenue from originated loans, and to sustain or increase our business.

If we are unable to increase our private education loan originations and expand our channels of distribution as we plan, our business may not grow.
      Our strategy includes increasing the amount of private loans we originate or whose origination we facilitate, as well as expanding our channels of distribution. We have much more limited experience in these products and channels than in our business of marketing and originating FFELP consolidation loans through our DTC channel. In connection with these strategies, we have invested and will continue to invest resources in market research and technology and have hired and trained and will continue to hire and train additional personnel, when necessary. If these strategies are not successful, our earnings may be adversely affected.

We may not be able to successfully make acquisitions or increase our profits from these acquisitions.
      We intend to pursue continued growth through acquisitions in the education finance industry. Such an acquisition strategy includes certain risks. For example:

•	we may be unable to identify acquisition candidates, negotiate definitive agreements on acceptable terms or, as necessary, secure additional financing;

•	we may encounter unforeseen expenses, difficulties, complications or delays in connection with the integration of acquired entities;

•	we may fail to achieve acquisition synergies;

•	our acquisition strategy, including the focus on the integration of operations of acquired entities, may divert management’s attention from the day-to-day operation of our businesses;

•	acquired loan or servicing portfolios may have unforeseen problems; or

•	key personnel at acquired companies may leave employment.
      In addition, we may compete for certain acquisition targets with companies having greater financial resources than us. We cannot assure you that we will be able to successfully make future acquisitions or what effects those acquisitions may have on our financial condition and results of operations. Inherent in any future acquisition is the risk of transitioning company cultures and facilities. The failure to efficiently and effectively achieve such transitions could have a material adverse effect on our financial condition and results of operations, particularly during the period immediately following any acquisitions.
      We anticipate that we would finance potential acquisitions through cash provided by operating activities and/or borrowings, which would reduce our cash available for other purposes and our debt capacity, as well as our debt service requirements. We cannot assure you, however, that we would be able to obtain needed financing in the event acquisition opportunities are identified. We may also consider financing acquisitions by issuing additional shares of common stock to raise capital or as consideration, which would dilute your ownership.

Our inability to maintain our relationships with third parties for whom we service loans could reduce our net income.
      Our inability to maintain strong relationships with servicing customers could result in loss of loan servicing volume generated by some of our loan servicing customers. We cannot assure you that these relationships will continue. As of December 31, 2004 and December 31, 2003, approximately 58.8% and 69.4%, respectively, of the loans we serviced were owned by third parties. Of these, a majority are governed by agreements with terms of three years or less. To the extent that our third-party servicing clients reduce the volume of education loans that we service on their behalf, our income would be reduced, and, to the extent the related costs could not be reduced correspondingly, our net income could be reduced. We might lose third-party servicing volume for a variety of reasons, including if our third-party servicing clients begin or increase internal servicing activities, shift volume to another service provider, exit the FFEL Program completely or if we fail to comply with applicable laws and regulations. The loss of such loan servicing volume could result in an adverse effect on our business.
      In January 2005, we were notified by one of our largest third-party servicing customers that it would not be renewing a portion of its agreement relating to our servicing of federal consolidation loans on its behalf. Approximately 19% of the loans we serviced for third parties as of December 31, 2004 are subject to this cancellation.

If loan applications for federally guaranteed loans that we sell are subsequently found to be ineligible for the federal guarantee, we may be required to purchase such loans and reimburse the DOE for certain fees.
      Pursuant to the terms of our forward purchase agreements, FFELP loans that we originate must comply with all applicable laws and regulations and must be eligible for federal guarantee. A portion of the loan applications that we originate and sell are generated by third-party marketing entities with whom we have marketing contracts. If any of the loan applications that we sell under our forward purchase agreements, whether marketed by us or by a third-party marketer, are deemed ineligible for federal guarantee by a guaranty agency, we may be obligated to purchase those loans. We would also be required to reimburse the DOE for fees associated with those loans. Prior to 2001, a portion of the loan applications we originated were generated by referrals from collection agencies, including approximately $3.9 million in principal amount of loans generated by referrals from the Valley Acceptance Corporation. Individuals associated with Valley Acceptance have been charged with improper processing of loans, including loan applications which we originated and sold to third parties. To date, 46 claims relating to these loans have been returned to the lender by the applicable guarantee agency, and, accordingly, the lender has asked us to purchase these loans. If any other loan applications which we originated are found to be ineligible for federal guarantee after they are funded, including loans referred by other third-party marketers, we may be required to purchase additional loans in the future and reimburse the DOE for the associated fees which could have an adverse effect on our results of operations.

We could experience cash flow problems if a guaranty agency defaults on its guarantee obligation.
      A deterioration in the financial status of guaranty agencies, which are private not-for-profit organizations or state agencies, or in their ability to honor guarantee claims on defaulted student loans could result in a failure of these guaranty agencies to make their guarantee payments in a timely manner, if at all. If the DOE has determined that a guaranty agency is unable to meet its guarantee obligations, we may submit claims directly to the DOE, and the DOE would be required to pay the full guarantee claim. In such event, payment of the guarantee claims may not be made in a timely manner, which could adversely affect our liquidity.

Fluctuations in interest rates may materially and adversely affect our net income.
      Because we expect to generate a significant portion of our earnings from the difference, or spread, between the yield we receive on our portfolio of loans and the cost of financing these loans, changes in interest rates could have a material effect on our results of operations. Substantially all the loans in our portfolio are FFELP consolidation loans which bear interest at a fixed rate, however, the yield we receive is the higher of the fixed rate or a variable rate determined under the FFEL Program. For consolidation loans in our portfolio, the FFELP-determined variable rate is 2.64% over the 91-day financial commercial paper rate. Substantially all interest costs on our debt obligations are determined based upon LIBOR, commercial paper or the result of auctions. Using the portfolio as of December 31, 2004 and December 31, 2003, and assuming normal portfolio payment patterns for the following 12-month period, an increase in interest rates of 200 basis points would decrease our net interest income for that period by approximately $12.6 million and $20.3 million, respectively and an increase in interest rates of 100 basis points would decrease our net interest income for that period by approximately $8.2 million and $13.5 million, respectively, while a corresponding decrease in these interest rates of 100 basis points would increase our net interest income for that period by approximately $14.3 million and $21.8 million, respectively. Changes in interest rates, the composition of our loan portfolio and derivative instruments will impact the effect of interest rates on our earnings, and we cannot predict any such impact with any level of certainty. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk”.

The effect of our borrower benefit programs may adversely affect our net interest income.
      Our borrower benefit programs, which reduce the interest rates borrowers pay on their loans, could significantly reduce our net interest income. We offer borrower benefits as incentives to attract new borrowers and to improve our borrowers’ payment behavior. One incentive program reduces a borrower’s interest rate by 0.25% per annum for so long as the borrower makes monthly payments through automatic deductions from his or her checking or savings account. Approximately 31% of our borrowers currently participate in this program. In addition, we offer borrowers an on-time incentive program that reduces their interest rates by 1.00% per annum after they have made their initial 36 payments on time and for so long as they continue to make subsequent payments on time. Although the on-time program has not been in place for sufficient time to have had any material impact on our net interest income (i.e.: only 1% of our borrowers qualified for this incentive program as of December 31, 2004), our borrower benefits will in the future reduce the yield on our loan portfolio and reduce our net interest income. In addition, competition may cause us to modify or add other borrower benefit programs.

Our derivative instruments may not be successful in managing our interest rate risk and failure of counterparties to perform under certain derivative instruments could harm our business.
      When we utilize derivative instruments, we utilize them to manage our interest rate sensitivity. Although we do not use derivative instruments for speculative purposes, our derivative instruments do not meet the criteria set forth in Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivatives Instruments and Hedging Activities, which allow offset of the changes in the fair value of the derivative instrument against the effects of the changes in the hedged item in the statement of income. Therefore, we only mark-to-market the derivative instruments with changes reflected in the income statement. The derivative instruments we use are typically in the form of interest rate swaps and interest rate caps, which have a duration of between twelve and twenty-four months. Our interest rate hedging strategy is designed to address fluctuations in the short term, rather than the long term. Developing an effective strategy for dealing with movements in interest rates is complex, and no strategy can completely insulate us from risks associated with such fluctuations. In addition, counterparty to a derivative instrument could default on its obligation, thereby exposing us to credit risk. Further, we may have to repay certain costs, such as transaction fees or brokerage costs, if a derivative instrument is terminated by us. As a result, we cannot assure you that our economic hedging activities will not have an adverse impact on our results of operations or financial condition.

If we fail to renew our warehouse facility and revolving line of credit, our liquidity and results of operations could be adversely affected.
      Our primary funding needs are those required to finance our loan portfolio and satisfy our cash requirements for acquisitions, operating expenses and technological development. We rely upon a conduit warehouse facility to support our funding needs on a short-term basis. The term of the facility is one year, and it is renewable at the option of the lender and may be terminated at any time for cause. Currently, the aggregate short-term availability under our warehouse facility is $1.0 billion. There can be no assurance that we will be able to maintain such conduit facility, increase the availability under such facility or find alternative funding, if necessary. Our revolving line of credit may be terminated at any time upon the occurrence of an event of default. Unavailability of warehouse or revolving financing sources may subject us to the risk that we may be unable to meet our financial commitments to borrowers and creditors when due, unless we find alternative funding mechanisms. If the availability under our warehouse facility were to decrease or terminate, our ability to retain loans could be adversely affected, which could adversely affect our results of operation on a short- and/or long-term basis.

If we are unable to access the asset-backed securitization market, which we rely on for substantially all our long-term funding of loan originations, our liquidity and results of operations could be adversely affected.
      We rely upon asset-backed securitizations as our most significant source of long-term funding for our loan portfolio. We have issued $5.4 billion in asset-backed notes since 2001. Our access to the asset-backed securitization market is subject to conditions in the asset-backed securitization market over which we have no control. If the loans in our securitizations perform poorly, our ability to access the asset-backed securitization market may be impaired or the terms of future securitization may be more costly. If our access to the asset-backed securitization market were to decrease, we would have to find other methods to finance our loan originations on a long-term basis or be required to sell a larger portion of our originated loan applications either of which option, if available, may be less favorable than the asset-backed securitization market has been historically. In such event, our liquidity and results of operations could be adversely affected on a short- and/or long-term basis.

Our right to receive cash in excess of the principal balance of the loans funded from our securitizations is limited by their terms and performance.
      As part of our securitization transactions since 2002, we borrowed funds in excess of the principal balance of the loans included in the applicable securitization transactions. A portion of these additional funds was used to repay other indebtedness and to fund our operations. We are also entitled to receive excess spread from securitizations in the future, generally after the principal balance of the loans and restricted cash held in the securitizations equals the outstanding indebtedness. We currently expect to receive excess spread from our November 2001, February 2003, November 2003 and April 2004 issuances in September 2006, October 2005, April 2008 and October 2008, respectively. However, our rights to cash flows from securitized loans are subordinate to noteholder interests, and these loans may fail to generate any cash flows beyond what is due to pay noteholders. Moreover, the cash generated from these loans may be restricted by these securitization vehicles for certain periods. Accordingly, adverse developments in the performance of our current and future securitizations could adversely affect our liquidity and cash flows.

Higher rates of prepayments of student loans could reduce our profits.
      Pursuant to the Higher Education Act, borrowers may prepay loans made under the FFEL Program at any time. Prepayments may result from consolidating student loans, which has historically tended to occur more frequently in low interest rate environments, from borrower defaults, which will result in the receipt of a guarantee payment and from voluntary full or partial prepayments, among other things. The rate of voluntary prepayments of student loans may be influenced by a variety of economic, social and other factors affecting borrowers, including interest rates, the availability of alternative financing and legislative changes. Any legislation that permits borrowers to refinance existing consolidation loans at possibly lower interest rates could significantly increase the rate of prepayments on our student loans. In certain circumstances, borrowers may be eligible to consolidate a FFELP consolidation loan, such as obtaining subsequent Stafford or PLUS loans and consolidating them with previous FFELP consolidations. Such higher loan prepayments reduce the amount of cash generated in our securitizations, which, as described above, would adversely affect the amount of excess cash we receive from securitizations. In addition, loan prepayments generally result in a reduction in aggregate net interest income over the life of the loan.

If auctions for our auction-rate asset-backed notes are not successful, our cost of funding will increase and future securitizations may become more costly.
      The interest rates on certain of our asset-backed securities are set and periodically reset via a “dutch auction” utilizing remarketing agents for varying intervals ranging from seven to 91 days. Of our $4.8 billion of asset-backed notes and lines of credit outstanding at December 31, 2004, 42.9% bear interest at rates based on auction rates. If there are insufficient potential bid orders in the auctions to purchase all of the notes offered for sale or being repriced, we could be subject to interest costs substantially above the anticipated and historical rates paid on these types of securities. A failed auction or remarketing could also reduce the investor base of our future securitizations and other financing and debt instruments.

Future losses due to defaults on loans held by us present credit risk which could adversely affect our earnings.
      As of December 31, 2004, 100% of our loan portfolio was comprised of FFELP loans. These loans typically benefit from a federal guarantee of 98% of their principal balance and accrued interest. We bear full risk of losses experienced with respect to the 2% non-guaranteed portion of the loans. In May 2004, the DOE awarded us Exceptional Performance status. As a result, the FFELP loans in our portfolio benefit from a federal guarantee of 100% of the unpaid principal and accrued interest for the twelve month period ending May 31, 2005, however there can be no assurance that this designation will be extended beyond that date.
      The performance of the FFELP loans in our portfolio is affected by the economy and other factors outside of our control, and a prolonged economic downturn may have an adverse effect on the credit performance of these loans. While we provide allowances estimated to cover losses that may be experienced in our loans that are federally guaranteed under the FFEL Program, there can be no assurance that such allowances will be sufficient to cover actual losses in the future, particularly since we do not have a long history of holding these loans. Increases in losses in excess of our allowance could adversely affect our results of operations in the future.

Access to alternative means of financing the costs of education may reduce demand for government guaranteed and private education loans.
      The demand for government guaranteed and private education loans could weaken if borrowers use other sources of funds to finance their post-secondary education. These sources include, among others:

•	home equity loans or lines of credit, under which families borrow money based on the value of their real estate;

•	Federal Direct Loan Program loans, if the DOE or schools increase the education loans available through the FDL Program;

•	pre-paid tuition plans, which allow students to pay tuition at today’s rates to cover tuition costs in the future;

•	529 plans, which are state-sponsored investment plans that allow a family to save funds for education expenses; and

•	education IRAs, now known as Coverdell Education Savings Accounts, under which a holder can make annual contributions for education savings.
      If demand for government guaranteed or private education loans weakens, we would experience reduced demand for our products and services.

Competition from other originators, lenders and servicers and competition created by the Federal Direct Loan Program may materially adversely impact our business.
      We face significant competition from SLM Corporation, the parent company of Sallie Mae. SLM Corporation originated $18 billion of education loans through its preferred channel in 2004, services nearly half of all outstanding FFELP loans and is the largest holder of education loans, with a managed portfolio of more than $107 billion as of December 31, 2004. We also face intense competition from other education-related entities, such as Nelnet, CIT (formerly Education Lending Group) and College Loan Corporation. As we seek to further expand our business, we will face numerous other competitors, many of which will be well established in the markets we seek to penetrate. Some of our current and potential competitors are much larger than we are, have better name recognition than we do and have greater financial and other resources than we do. Several of these competitors have large market capitalizations or cash reserves and are better positioned to acquire companies or portfolios in order to gain market share than we are. Consequently, such competitors may have more flexibility to address the risks inherent in the education finance business. Finally, some of our competitors are tax-exempt organizations that do not pay federal or state income taxes. As a result of their tax-exempt status, these organizations may have access to a lower cost of funding their education loans than we do. These factors could give our competitors significant advantages.
      In 1992, Congress created the William D. Ford Federal Direct Loan Program, which we refer to as the FDL Program or the FDLP. Under the FDL Program, the DOE makes loans directly to student borrowers through the educational institutions they attend. FDL loans are available to students only if the institution they attend participates in the FDL Program. The volume of student loans made under the FFEL Program and available for us to originate may be reduced to the extent loans are made to students under the FDL Program.

Failures in our information technology system could materially disrupt our business.
      Our servicing and operating processes are highly dependent upon our information technology system infrastructure, and we face the risk of business disruption if failures in our information systems occur, which could have a material impact upon our business and operations. We depend heavily on our own computer-based data processing systems in servicing both our own loans and those of third-party servicing customers. Problems or errors may occur in the future in connection with the conversion of newly originated and acquired loans to our platform. If servicing errors do occur, they may result in a loss of the federal guarantee or interest penalties on the FFELP loans that we service or in a failure to collect amounts due on the student loans that we service as well as the loss of our Exceptional Performance Status. A major physical disaster or other calamity that causes significant damage to our information systems could adversely affect our business. Additionally, loss of our information systems for a sustained period of time could have a negative impact on our performance and ultimately on our cash flow in the event we were unable to process borrower payments.

If we fail to comply with governmental regulations relating to our private loan business, our business and results of operations could be adversely affected.
      We are expanding our private loan business and currently originate and facilitate the origination of private loans for third parties. The origination and collection of private loans is subject to federal and state consumer protection laws and regulations, including state usury and disclosure laws and related regulations, and the Federal Truth in Lending Act. These laws and regulations impose substantial requirements upon lenders and their agents and servicers involved in consumer finance. Failure to comply with these governmental regulations could have an adverse effect on our business and results of operations.

If we become subject to the licensing laws of any jurisdiction or any additional government regulation, our compliance costs could increase significantly.
      In addition to being subject to certain state and federal consumer protection laws, which may change, we are currently licensed as telemarketers in two states. We could also become subject to other licensing laws due to changes in existing federal and state regulations. As a result, we could be required to (1) implement additional or different programs and information technology systems, (2) meet new licensing capital and reserve requirements or (3) incur additional administrative, compliance and third-party service costs. Furthermore, we could become subject to licensing laws in other states if we engage in licensable activities in the future. This includes the risk that even if we were not physically present, a state could assert jurisdiction over our operations for services we provide through the mail, by phone, through the Internet or by other remote means. Our failure to comply with such requirements could subject us to civil or criminal penalties and could curtail our ability to continue to conduct business in that jurisdiction. Moreover, compliance with such requirements could involve additional costs. Either of these consequences could have a material adverse effect on our business.
      Additionally, other organizations with which we work are subject to licensing and extensive governmental regulations, including truth-in-lending laws and other consumer protection regulations. From time to time we have, and we may in the future, become responsible for compliance with these regulations under contractual arrangements with our clients. If we fail to comply with these regulations, we could be subject to civil or criminal penalties.

A failure to obtain trademark registrations and potential trademark infringement claims could cause us to incur additional costs and impede our marketing efforts.
      We believe that our success depends to a degree upon our ability to develop and maintain awareness of our corporate identifiers and brand names. We have applied for a U.S. service mark registration to protect our corporate name and will continue to evaluate the registration of additional service marks and trademarks, as appropriate. We cannot guarantee that any of our pending applications will be approved by the applicable governmental authorities, and we are aware that one of our applications has initially been rejected and is now under appeal. We may be subject to claims of alleged infringement of the trademarks or other intellectual property rights of third parties. Any such claims, whether or not meritorious, could result in litigation and divert the efforts of our personnel. Moreover, should we be found liable for infringement, we may be required to enter into licensing agreements (if available on acceptable terms or at all) or to pay damages and to cease using certain names or identifiers. Any of the foregoing could cause us to incur additional costs and impede our marketing efforts.

Failure to comply with restrictions on inducements under the Higher Education Act could harm our business.
      The Higher Education Act generally prohibits a lender from providing inducements to educational institutions or individuals in order to secure applicants for FFELP loans. However, the DOE permits de minimis gifts in connection with advertising FFELP loans. If the DOE were to change its position on these matters, this could potentially result in the DOE imposing sanctions upon us if we fail to adapt our policies to comply with the new guidelines, and such failure could impact our business.
      We have also entered into various agreements to use marketing lists of prospective borrowers from sources such as associations. On occasion, we pay to acquire these lists and for completed loan applications resulting from these lists. We believe that such arrangements are permissible and do not violate restrictions on inducements, as they fit within a regulatory exception recognized by the DOE for generalized marketing and advertising activities. The DOE has provided sub regulatory guidance that such arrangements do not raise any improper inducement issues, since such arrangements fall within the generalized marketing exception. If the DOE were to change its position, this could hurt our reputation and potentially result in the DOE imposing sanctions on us. These sanctions could negatively impact our business.

Item 8.	Financial Statements and Supplementary Data
      The response on this item is submitted commencing on page F-1 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants
      None

Item 9A.	Controls and Procedures
      (a) Evaluation of Disclosure Controls and Procedures.
      Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report (the “Evaluation Date”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Securities Exchange Act of 1934, as amended.
      (b) Changes in Internal Controls.
      In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the fourth quarter of the year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      On February 16, 2005, we issued, through a wholly-owned subsidiary, $1.4 billion aggregate principal amount of asset backed notes. The indenture relating to this securitization is included as Exhibit 4.6.1 to this annual report on Form 10-K and was previously filed as Exhibit 4.1 to the current report on Form 8-K, dated February 23, 2005 of Collegiate Funding Services Education Loan Trust 2005-A.

PART III.

Item 10.	Directors and Executive Officers of the Registrant
      Information regarding the Directors of the Company is incorporated herein by reference from the section entitled “Election of Directors” in the Proxy Statement for our 2005 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2004.
      The Company has adopted a Code of Ethics that applies to the Company’s senior executive officers and this document is publicly available on the Company’s website at www.cfsloans.com.

Item 11.	Executive Compensation
      Information regarding executive compensation is incorporated herein by reference from the section entitled “Executive Compensation” in the Proxy Statement for our 2005 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2004.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference from the section entitled “Beneficial Ownership of Securities” in the Proxy Statement for our 2005 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2004.
      The following table set forth information as of December 31, 2004 with respect to compensation plans under which equity securities of the Company are authorized for issuance:
      Equity Compensation Plan Information

Number of Securities
Remaining Available for
Future Issuance under
	Number of Securities		Equity Compensation
	to be Issued upon	Weighted-Average	Plans (Excluding
	Exercise of	Exercise Price of	Securities Reflected in
	Outstanding Options	Outstanding Options	Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by shareholders(1)	1,317,033	$10.84	2,931,594
Equity compensation plan not approved by shareholders	—	—	—

Total	1,317,033	$10.84	2,931,594

(1)	This plan category consists of the Amended and Restated 2002 Stock Incentive Plan.

Item 13.	Certain Relationships and Related Transactions
      Information regarding certain relationships and related transactions is incorporated herein by reference from the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement for our 2005 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2004.

Item 14.	Principal Accounting Fees and Services
      Information regarding principal accounting fees and services is incorporated herein by reference from the section entitled “Principal Accounting Fees” and “Audit Committee Pre-Approval Policy” in the Proxy Statement for our 2005 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2004.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules
      (a) Financial Statements
      The Financial Statements included in this Annual Report on Form 10-K are provided under Item 8.
      (b) Financial Statement Schedules
      None
      (c) Exhibits
      The following exhibits are filed with or incorporated by reference into this report.

EXHIBIT INDEX

Exhibit No.		Description of Exhibit

2.1		Agreement relating to Acquisition of Youth Media & Marketing Networks, dated as of April 21, 2004, among Collegiate Funding Services, LLC, Affinity Acquisition Corp., Members Connect Inc. and the company’s stockholders (incorporated by reference to Exhibit 2.1 to the registration statement on Form S-1 (Reg. No. 333-114466))

3.1		Amended and Restated Certificate of Incorporation of Collegiate Funding Services, Inc. (incorporated by reference to Exhibit 3.1 to the registration statement on Form S-1 (Reg. No. 333-114466))

3.2		Amended and Restated By-Laws of Collegiate Funding Services, Inc. (incorporated by reference to Exhibit 3.2 to the registration statement on Form S-1 (Reg. No. 333-114466))

4	.1✓	Stockholders Agreement, dated May 17, 2002, by and among CFSL Holdings Corp., CFSL Acquisition Corp. and the investors listed on Schedule A thereto (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-1 (Reg. No. 333-114466))

4.2		Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.2 to the registration statement on Form S-1 (Reg. No. 333-114466))

4.3		Indenture of Trust from Collegiate Funding Services Education Loan Trust I and U.S. Bank National Association, as Eligible Lender Trustee to U.S. Bank National Association, as Indenture Trustee, dated as of November 1, 2001, together with First Supplemental Indenture of Trust, dated November 1, 2001 and Second Supplemental Indenture of Trust, dated July 1, 2002 (incorporated by reference to Exhibit 4.3 to the registration statement on Form S-1 (Reg. No. 333-114466))

4.4		Indenture of Trust between Collegiate Funding Services Education Loan Trust 2003-A and U.S. Bank National Association, as Eligible Lender Trustee and as Trustee, dated as of February 1, 2003 (incorporated by reference to Exhibit 4.4 to the registration statement on Form S-1 (Reg. No. 333-114466))

4.5		Indenture of Trust between Collegiate Funding Services Education Loan Trust 2003-B and U.S. Bank National Association, as Eligible Lender Trustee and as Trustee, dated as of November 1, 2003 (incorporated by reference to Exhibit 4.5 to the registration statement on Form S-1 (Reg. No. 333-114466))

4.6		Indenture of Trust between Collegiate Funding Services Education Loan Trust 2004-A and U.S. Bank National Association, as Eligible Lender Trustee and as Trustee, dated as of April 1, 2004 (incorporated by reference to Exhibit 4.6 to the registration statement on Form S-1 (Reg. No. 333-114466))

4	.6.1	Indenture of Trust between Collegiate Funding Services Education Loan Trust 2005-A and The Bank of New York, as Eligible Lender Trustee and as Trustee, dated as of February 1, 2005 (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K of Collegiate Funding Services Education Loan Trust 2005-A (File. No. 333-112232-02))

4.7		Subordinated Note of CFSL Acquisition Corp., dated May 17, 2002, issued to NOBS Capital Ventures, L.L.C. (incorporated by reference to Exhibit 4.7 to the registration statement on Form S-1 (Reg. No. 333-114466))

10.1		Warehouse Financing Indenture, dated as of July 23, 2003, by and among Collegiate Funding Services Resources I, LLC, as Issuer, the conduit lenders parties thereto, certain financial institutions parties thereto, as Committed Lenders, Citicorp North America, Inc., as Agent, U.S. Bank National Association, as Indenture Trustee and Eligible Lender Trustee, Collegiate Funding Portfolio Administration, L.L.C., as Administrator and Collegiate Funding Master Servicing, L.L.C., as Master Servicer, together with the Amendment No. 1, dated as of October 30, 2003 and the Amendment No. 2, dated as of February 17, 2004 (incorporated by reference to Exhibit 10.1 to the registration statement on Form S-1 (Reg. No. 333-114466))

Exhibit No.		Description of Exhibit

10	.1.1	Amendment No. 3 the Warehouse Financing Indenture, dated as of July 19, 2004, by and among Collegiate Funding Services Resources I, LLC, as Issuer, the conduit lenders parties thereto, certain financial institutions parties thereto, as Committed Lenders, Citicorp North America, Inc., as Agent, U.S. Bank National Association, as Indenture Trustee and Eligible Lender Trustee, Collegiate Funding Portfolio Administration, L.L.C., as Administrator and Collegiate Funding Master Servicing, L.L.C., as Master Servicer (incorporated by reference to Exhibit 10.1.1 to the registration statement on Form S-1 (Reg. No. 333-114466))

10	.1.2*	Amended and Restated Warehouse Financing Indenture, dated as of November 4, 2004, by and among Collegiate Funding Services Resources I, LLC, as Issuer, the conduit lenders parties thereto, certain financial institutions parties thereto, as Committed Lenders, Citicorp North America, Inc., and JPMorgan Chase Bank, as Funding Agents, The Bank of New York, as Indenture Trustee and Eligible Lender Trustee, Collegiate Funding Portfolio Administration, L.L.C., as Administrator and Collegiate Funding Master Servicing, L.L.C., as Master Servicer

10	.2†	Consolidation Loan Origination Responsibility Agreement, dated November 15, 1999, by and between Collegiate Funding Services, LLC and Citibank as Trustee for the Student Loan Corporation, together with the First Amendment, dated March 1, 2001, the Second Amendment, dated November 1, 2001, the Third Amendment, dated May 7, 2002, the Fourth Amendment, dated July 25, 2002 and the Fifth Amendment, dated August 20, 2002 (incorporated by reference to Exhibit 10.2 to the registration statement on Form S-1 (Reg. No. 333-114466))

10	.2.0	Sixth Amendment Agreement, dated April 3, 2003, by and between Citibank (New York State), as Trustee for the Student Loan Corporation, the Student Loan Corporation and Collegiate Funding Services, LLC (incorporated by reference to Exhibit 10.2.0 to the registration statement on Form S-1 (Reg. No. 333-114466))

10	.2.1†	Seventh Amendment Agreement, dated May 20, 2004, by and between Citibank, N.A., as Trustee for the Student Loan Corporation, the Student Loan Corporation and Collegiate Funding Services, LLC (incorporated by reference to Exhibit 10.2.1 to the registration statement on Form S-1 (Reg. No. 333-114466))

10	.3†	Consolidation Loan Origination Responsibility Agreement, dated December 3, 2002, by and between Collegiate Funding Services, LLC and The Brazos Higher Education Service Corporation, Inc., together with the First Email Agreement, dated December 3, 2003, the Second Email Agreement, dated December 26, 2003 and the First Amendment Agreement, dated January 1, 2004 (incorporated by reference to Exhibit 10.3 to the registration statement on Form S-1 (Reg. No. 333-114466))

10	.4†	Real World Consolidation Loan Origination Responsibility Agreement, dated April 1, 2003, by and between Collegiate Funding Services, LLC and Mississippi Higher Education Assistance Corporation (incorporated by reference to Exhibit 10.4 to the registration statement on Form S-1 (Reg. No. 333-114466))

10	.5†	Origination, Disbursement, Interim Sub-Servicing and Purchasing Master Agreement, dated February 19, 2004, by and between Collegiate Funding Services, LLC and the Higher Education Loan Authority of the State of Missouri (incorporated by reference to Exhibit 10.5 to the registration statement on Form S-1 (Reg. No. 333-114466))

10	.6†	Private Consolidation Loan Origination Responsibility Agreement, dated June 12, 2001, by and between Collegiate Funding Services, LLC and First Union National Bank of Delaware (incorporated by reference to Exhibit 10.6 to the registration statement on Form S-1 (Reg. No. 333-114466))

10	.7†	Amendment Agreement, dated August 1, 2001, among First Union National Bank of Delaware, The Education Resources Institute, SunTech, Inc. and Collegiate Funding Services, LLC, together with the Amendment Agreement, dated February 20, 2002 (incorporated by reference to Exhibit 10.7 to the registration statement on Form S-1 (Reg. No. 333-114466))

Exhibit No.		Description of Exhibit

10	.8†	Amendment Agreement, dated November 7, 2003, by and between Collegiate Funding Services, LLC, ClassNotes Inc. (d/b/a Educaid) and Wachovia Bank of Delaware (as successor in interest to First Union National Bank of Delaware), together with the Amendment Agreement, dated March 17, 2004 (incorporated by reference to Exhibit 10.8 to the registration statement on Form S-1 (Reg. No. 333-114466))
10	.9✓	Credit Agreement, dated as of October 30, 2003 between Collegiate Funding Services, LLC, as Borrower, CFSL Holdings Corp. and CFSL Acquisition Corp., as Parent Guarantors, the Subsidiary Guarantors referred to therein, as Subsidiary Guarantors, the lenders named therein, as lenders and JPMorgan Chase Bank, as Administrative Agent, together with Amendment No. 1 dated as of April 21, 2004 (incorporated by reference to Exhibit 10.9 to the registration statement on Form S-1 (Reg. No. 333-114466))
10	.9.1	Amendment No. 2 to Credit Agreement, dated as of July 7, 2004 between Collegiate Funding Services, LLC, as Borrower, Collegiate Funding Services, Inc. and CFSL Acquisition Corp., as Parent Guarantors, the Subsidiary Guarantors referred to therein, as Subsidiary Guarantors, the lenders named therein, as lenders and JPMorgan Chase Bank, as Administrative Agent (incorporated by reference to Exhibit 10.9.1 to the registration statement on Form S-1 (Reg. No. 333-114466))
10.10		Underwriting Agreement, dated February 25, 2003, by and among Salomon Smith Barney Inc., UBS PaineWebber Inc., UBS Warburg LLC, Collegiate Funding of Delaware, LLC and Collegiate Funding Services, LLC (incorporated by reference to Exhibit 10.10 to the registration statement on Form S-1 (Reg. No. 333-114466))
10.11		Underwriting Agreement, dated November 25, 2003, by and among Banc of America Securities LLC, J.P. Morgan Securities Inc., Citigroup Global Markets Inc., Collegiate Funding of Delaware, LLC and Collegiate Funding Services, LLC (incorporated by reference to Exhibit 10.11 to the registration statement on Form S-1 (Reg. No. 333-114466))
10.12		Underwriting Agreement, dated April 16, 2004, by and among Citigroup Global Markets Inc., J.P. Morgan Securities Inc., UBS Securities LLC, Collegiate Funding of Delaware, LLC and Collegiate Funding Services, LLC (incorporated by reference to Exhibit 10.12 to the registration statement on Form S-1 (Reg. No. 333-114466))
10	.13✓	Warrant Agreement, dated May 17, 2002, by and among CFSL Holdings Corp. and the purchasers party thereto (incorporated by reference to Exhibit 10.13 to the registration statement on Form S-1 (Reg. No. 333-114466))
10.14		Stock Incentive Plan of Collegiate Funding Services, Inc. (incorporated by reference to Exhibit 10.14 to the registration statement on Form S-1 (Reg. No. 333-114466))
10.15		Employment Agreement by and between Collegiate Funding Services, Inc. and J. Barry Morrow (incorporated by reference to Exhibit 10.15 to the registration statement on Form S-1 (Reg. No. 333-114466))
10.16		Form of Employment Agreement for Executive Vice Presidents of Collegiate Funding Services, Inc. (incorporated by reference to Exhibit 10.16 to the registration statement on Form S-1 (Reg. No. 333-114466))
10.17		Employment Agreement by and between Collegiate Funding Services, Inc. and John T. Fees (incorporated by reference to Exhibit 10.17 to the registration statement on Form S-1 (Reg. No. 333-114466))
10	.18✓	Management Agreement, dated May 17, 2002, by and between Lightyear Capital, LLC, CFSL Holdings Corp., CFSL Acquisition Corp. and Collegiate Funding Services, LLC (incorporated by reference to Exhibit 10.18 to the registration statement on Form S-1 (Reg. No. 333-114466))
10	.18.1✓	First Amendment Agreement, dated April 15, 2003, by and between Lightyear Capital, LLC, CFSL Holdings Corp., CFSL Acquisition Corp. and Collegiate Funding Services, LLC, together with the Second Amendment Agreement, dated June 18, 2004 (incorporated by reference to Exhibit 10.18.1 to the registration statement on Form S-1 (Reg. No. 333-114466))
10	.19✓	Consulting Services Agreement, dated May 17, 2002, between NOBS Capital Ventures, LLC and CFSL Holdings Corp. (incorporated by reference to Exhibit 10.19 to the registration statement on Form S-1 (Reg. No. 333-114466))

Exhibit No.		Description of Exhibit

10.20		Consulting Agreement, dated March 31, 2003, among Collegiate Funding Services, LLC, EdPro, LLC and Malcolm B. Lightsey (incorporated by reference to Exhibit 10.20 to the registration statement on Form S-1 (Reg. No. 333-114466))
10.21		Form of Broker-Dealer Agreement in connection with Collegiate Funding Services Education Loan Trust I (incorporated by reference to Exhibit 10.21 to the registration statement on Form S-1 (Reg. No. 333-114466))
10.22		Form of Broker-Dealer Agreement in connection with Collegiate Funding Services Education Loan Trust 2003-A, Collegiate Funding Services Education Loan Trust 2003-B, and Collegiate Funding Services Education Loan Trust 2004-A (incorporated by reference to Exhibit 10.22 to the registration statement on Form S-1 (Reg. No. 333-114466))
21	.1*	List of Subsidiaries
23	.1*	Consent of Ernst & Young LLP
31	.1*	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer
31	.2*	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer
32	.1**	Section 1350 Certification by Chief Executive Officer
32	.2**	Section 1350 Certification by Chief Financial Officer

✓	CFSL Holdings Corp. has subsequently changed its name to Collegiate Funding Services, Inc.

†	Confidential treatment has been granted for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act.

*	Filed herewith

**	Furnished herewith

Signatures
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLLEGIATE FUNDING SERVICES, INC.
(Registrant)
Date: March 29, 2005

By:	/s/ J. Barry Morrow

J. Barry Morrow
Chief Executive Officer and President
      Pursuant to the requirements of the Securities Exchange Act of l934, as amended, this report has been signed below by the following person of behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ J. Barry Morrow J. Barry Morrow	Chief Executive Officer, President and Director (principal executive officer)	Date: March 29, 2005

By:	/s/ Kevin A. Landgraver Kevin A. Landgraver	Chief Financial Officer and Executive Vice President (principal financial and accounting officer)	Date: March 29, 2005

By:	/s/ Donald B. Marron Donald B. Marron	Director	Date: March 29, 2005

By:	/s/ Kenneth M. Duberstein Kenneth M. Duberstein	Director	Date: March 29, 2005

By:	/s/ Lawrence A. Hough Lawrence A. Hough	Director	Date: March 29, 2005

By:	/s/ Athanassios Michas Athanassios Michas	Director	Date: March 29, 2005

By:	/s/ Richard J. Sterne Richard J. Sterne	Director	Date: March 29, 2005

By:	Mark F. Vassallo	Director	Date: March 29, 2005

INDEX TO FINANCIAL STATEMENTS

Page

Report of Ernst & Young LLP, independent registered public accounting firm	F-2
Consolidated balance sheet as of December 31, 2004 and 2003	F-3
Consolidated statements of income for the years ended December 31, 2004 and 2003, and the periods May 17, 2002 through December 31, 2002 and January 1, 2002 through May 16, 2002	F-4
Consolidated statements of equity for the years ended December 31, 2004 and 2003, and the periods May 17, 2002 through December 31, 2002 and January 1, 2002 through May 16, 2002	F-5
Consolidated statements of cash flows for the years ended December 31, 2004 and 2003, and the periods May 17, 2002 through December 31, 2002 and January 1, 2002 through May 16, 2002	F-6
Notes to consolidated financial statements	F-7

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Collegiate Funding Services, Inc.
      We have audited the accompanying consolidated balance sheets of Collegiate Funding Services, Inc., formerly CFSL Holdings Corp. (the Company), as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2004 and the period May 17, 2002 through December 31, 2002. We have also audited the accompanying statements of income, shareholders’ equity, and cash flows of Collegiate Funding Services, LLC (Predecessor) for the period January 1, 2002 through May 16, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2004 and for the period May 17, 2002 through December 31, 2002, and the results of the Predecessor’s operations and cash flows for the period January 1, 2002 through May 16, 2002, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG LLP
McLean, Virginia
January 31, 2005

COLLEGIATE FUNDING SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2004	2003

	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$12,925	$14,436
Restricted cash	80,128	105,355
Accounts receivable	10,353	2,624
Student loans, net of allowance of $4,961 and $4,136, respectively	4,659,842	2,856,428
Accrued interest receivable	42,844	17,923
Income taxes receivable	6,588	7,694
Property and equipment, net	14,622	12,095
Goodwill	188,729	160,705
Deferred financing costs, net	15,560	12,245
Other assets	11,200	2,777

Total assets	$5,042,791	$3,192,282

LIABILITIES, PREFERRED STOCK OF CONSOLIDATED SUBSIDIARY AND STOCKHOLDERS’ EQUITY
Liabilities
Asset-backed notes and lines of credit	$4,782,670	$3,000,866
Other debt obligations, net	14,486	40,531
Capital lease obligations	1,749	1,896
Accounts payable	2,315	2,234
Accrued interest payable	5,116	2,385
Other accrued liabilities	26,074	19,360
Deferred income taxes	18,669	10,683

Total liabilities	4,851,079	3,077,955
Preferred stock of consolidated subsidiary	—	89,136
Stockholders’ equity
Common stock — par value $0.001, 120,000,000 shares authorized, 30,764,848 shares issued and outstanding as of December 31, 2004 and Class A — par value $0.001, 36,000,000 shares authorized, 20,717,645 shares issued and outstanding and Class B — par value $0.001, 6,000,000 shares authorized, 353,878 shares issued and outstanding as of December 31, 2003, respectively	30	21
Notes receivable	—	(509)
Additional paid-in capital	157,823	20,448
Retained earnings	33,859	5,231

Total stockholders’ equity	191,712	25,191

Total liabilities, preferred stock of consolidated subsidiary and stockholders’ equity	$5,042,791	$3,192,282

See accompanying notes.

COLLEGIATE FUNDING SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME

				Predecessor

			Period	Period
	For the Year Ended		May 17	January 1
	December 31,		through	through
			December 31,	May 16,
	2004	2003	2002	2002

	(Dollars in thousands, except per share data)
Net revenue
Interest income	$139,517	$61,846	$18,804	$7,454
Interest expense	76,611	39,871	21,309	4,692

Net interest income (expense)	62,906	21,975	(2,505)	2,762
Provision for loan losses	955	2,357	1,270	752

Net interest income (expense) after provision for loan losses	61,951	19,618	(3,775)	2,010
Fee income	136,435	98,558	84,396	36,427

Net revenue	198,386	118,176	80,621	38,437
Expenses
Salaries and related benefits	63,966	54,640	30,601	16,819
Other selling, general and administrative expenses:
Marketing and mailing costs	46,459	25,006	11,164	2,613
Communications and data processing	8,052	7,515	5,156	1,712
Management and consulting fees	2,937	3,313	1,250	2,800
Professional fees	6,100	6,315	1,608	603
Depreciation and amortization	6,014	4,328	1,244	754
Other general and administrative	11,472	8,326	3,261	2,176

Total other selling, general and administrative expenses	81,034	54,803	23,683	10,658
Swap interest	3,374	3,439	—	—
Derivative and investment mark-to-market (income) expense	(5,447)	1,862	—	—
Debt extinguishment	—	4,824	—	—

Total expenses	142,927	119,568	54,284	27,477

Income (loss) before income tax provision (benefit) and accretion of dividends on preferred stock	55,459	(1,392)	26,337	10,960
Income tax provision (benefit)	22,016	(196)	10,726	—

Income (loss) before accretion of dividends	33,443	(1,196)	15,611	10,960
Accretion of dividends on preferred stock	4,815	6,255	2,929	—

Net income (loss)	$28,628	$(7,451)	$12,682	$10,960

Earnings (loss) per common share, basic	$1.13	$(0.48)	$1.07

Earnings (loss) per common share, diluted	$1.05	$(0.48)	$0.88

Weighted average common shares outstanding, basic	25,399,853	15,420,842	11,869,822

Weighted average common shares outstanding, diluted	27,254,317	15,420,842	14,398,732

See accompanying notes.

COLLEGIATE FUNDING SERVICES, INC.
CONSOLIDATED STATEMENTS OF EQUITY

		Class A	Class B	Common		Additional
	Member	Common	Common	Stock	Notes	Paid-In	Retained
	Interest	Stock	Stock	(New)	Receivable	Capital	Earnings	Total

	(Dollars in thousands)
Predecessor Balance, December 31, 2001	$9,009	$—	$—	$—	$—	$—	$—	$9,009
Net income- January 1, 2002 through May 16, 2002	10,960	—	—	—	—	—	—	10,960
Distributions to members	(13,266)	—	—	—	—	—	—	(13,266)

Predecessor Balance, May 16, 2002	$6,703	$—	$—	$—	$—	$—	$—	$6,703
Acquisition by CSFL Holding Corp.	(6,703)	—	—	—	—	—	—	(6,703)
Issuance of Class A Common Stock	—	11	—	—	—	10,457	—	10,468
Issuance of Class B Common Stock	—	—	—	—	—	322	—	322
Issuance of warrants	—	—	—	—	—	1,401	—	1,401
Notes receivable from management	—	—	—	—	(713)	—	—	(713)
Net income-May 17, 2002 through December 31, 2002	—	—	—	—	—	—	12,682	12,682

Balance December 31, 2002	$—	$11	$—	$—	$(713)	$12,180	$12,682	$24,160
Issuance of Class A Common Stock	—	8	—	—	—	7,155	—	7,163
Conversion of notes payable	—	2	—	—	—	1,080	—	1,082
Proceeds from notes receivable	—	—	—	—	204	—	—	204
Exercise of contingent warrants	—	—	—	—	—	—	—	—
Deferred compensation	—	—	—	—	—	33	—	33
Net (loss) — January 1, 2003 through December 31, 2003	—	—	—	—	—	—	(7,451)	(7,451)

Balance, December 31, 2003	$—	$21	$—	$—	$(509)	$20,448	$5,231	$25,191
Stock conversion	—	(21)	—	21	—	—	—	—
Initial public offering	—	—	—	9	—	135,587	—	135,596
Proceeds from notes receivable	—	—	—	—	509	—	—	509
Stock-based compensation	—	—	—	—	—	900	—	900
Deferred compensation	—	—	—	—	—	888	—	888
Net income — January 1, 2004 through December 31, 2004	—	—	—	—	—	—	28,628	28,628

Balance, December 31, 2004	$—	$—	$—	$30	$—	$157,823	$33,859	$191,712

See accompanying notes.

COLLEGIATE FUNDING SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

				Predecessor

			Period	Period
			May 17,	January 1,
	Year Ended December 31,		through	through
			December 31,	May 16,
	2004	2003	2002	2002

		(Dollars in thousands)
Cash flows from operating activities
Net income (loss)	$28,628	$(7,451)	$12,682	$10,960
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Accretion of dividends on preferred stock	4,815	6,255	2,929	—
Depreciation and amortization	6,014	4,328	1,244	754
Loss on disposal of property and equipment	361	15	—	—
Loss on early lease termination	776	—	—	—
Deferred income tax provision	10,754	7,022	3,661	—
Stock compensation	900	—	—	—
Amortization of deferred costs	6,649	5,110	1,884	28
Debt extinguishment	—	4,824	—	—
Provision for loan losses	955	2,357	1,270	752
Changes in:
Accrued interest receivable	(24,921)	(11,487)	(3,921)	(1,191)
Accounts receivable and other assets	(10,267)	(366)	(73)	2,186
Income taxes receivable	1,106	(5,499)	(2,195)	—
Accounts payable	(1,253)	1,241	338	(1,253)
Accrued interest payable	2,731	1,784	607	(834)
Other accrued liabilities	4,746	12,634	1,281	2,760

Net cash provided by operating activities	31,994	20,767	19,707	14,162

Cash flows from investing activities
Originations and purchases of student loans	(2,071,325)	(2,016,245)	(637,748)	(212,694)
Net proceeds from student loan principal payments	263,278	128,262	24,557	8,878
Acquisitions, net of cash acquired	(35,185)	(17,152)	(166,208)	—
Purchases of property and equipment	(7,587)	(3,482)	(1,303)	(665)

Net cash used in investing activities	(1,850,819)	(1,908,617)	(780,702)	(204,481)

Cash flows from financing activities
Proceeds from asset-backed notes and lines of credit	2,968,900	2,814,075	500,000	—
Payments on asset-backed notes and lines of credit	(1,187,096)	(840,409)	—	—
Proceeds from other debt obligations	44,000	40,000	125,000	—
Payments on other debt obligations	(70,250)	(107,500)	(12,235)	(529)
Payments on capital lease obligations	(428)	(361)	—	—
Payment of financing costs	(5,193)	(8,011)	(4,094)	(14)
Proceeds from notes receivable	509	204	—	—
Proceeds from stock issuances	135,596	35,500	52,250	—
Change in restricted cash	25,227	(63,747)	122,922	206,633
Redemption of preferred shares	(93,951)	—	—	—
Distributions to members	—	—	—	(13,266)

Net cash provided by financing activities	1,817,314	1,869,751	783,843	192,824

Net increase (decrease) in cash and cash equivalents	(1,511)	(18,099)	22,848	2,505
Cash and cash equivalents:
Beginning	14,436	32,535	9,687	7,182

Ending	$12,925	$14,436	$32,535	$9,687

Supplemental disclosures:
Cash payments for interest	$71,714	$31,733	$17,450	$4,994

Cash payments (receipts) for income taxes	$3,441	$(1,718)	$9,260	$—

Non-cash financing and investing activities:
Conversion of convertible notes	$—	$5,365	$—	$—

Capital lease of property and equipment	$285	$2,257	$—	$—

Liability incurred upon acquisition of SunTech	$—	$650	$—	$—

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
      In April 2004, the Company acquired Members Connect Inc., d/b/a Youth Media & Marketing Networks (Y2M), a company that provides affinity marketing of products and services, with a focus on education finance products targeted at college student and recent college graduates. The purchase price was $35,890. Y2M’s results of operations since April 21, 2004, are included in the Company’s results of operations for 2004.
      The following table summarizes the estimated fair values of the acquired assets and assumed liabilities of Y2M at the date of acquisition:

Cash and cash equivalents	$705
Accounts receivable	1,034
Property and equipment	83
Contractual relationships	2,900
Trademarks, copyrights, and domain names	1,700
Deferred income tax asset	2,768
Other assets	1,198

Total assets acquired	10,388
Accounts payable and other liabilities	(2,523)

Net assets acquired	$7,865

Allocation of the purchase price:
Net assets acquired	$7,865
Goodwill	28,025

Total purchase price	$35,890

      On April 15, 2003, the Company acquired substantially all of the assets and certain liabilities of SunTech, Inc. (“SunTech”), the Company’s primary loan servicer. The new company created from this

COLLEGIATE FUNDING SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
acquisition operates under the name of CFS-SunTech Servicing LLC. The operating results of CFS-SunTech Servicing LLC have been included in the Company’s consolidated financial statements since April 15, 2003. CFS-SunTech Servicing LLC, located in Ridgeland, Mississippi, provides loan servicing for the Company’s Student and other student loan lenders.
      The following table summarizes the estimated fair values of the acquired assets and assumed liabilities of SunTech at the date of acquisition:

Cash and cash equivalents	$605
Accounts receivable	2,006
Property and equipment	3,062
Developed software	2,250
Servicing rights	1,640
Other assets	191

Total assets acquired	9,754
Accounts payable and other liabilities	(420)

Net assets acquired	$9,334

Allocation of the purchase price:
Net assets acquired	$9,334
Goodwill	9,077

Total purchase price	$18,411

      On April 15, 2002, CFS along with the members of CFS (the Sellers) entered into a purchase agreement to sell all of the outstanding Class A and Class B member interests that represented a 100% interest in CFS and its subsidiaries to CFSL Acquisition. The sale transaction closed on May 17, 2002 (the Acquisition), and the Sellers received an aggregate of $147,643 in cash and $15,000 in principal amount of subordinated note due in 2007. Based upon the guidance in Staff Accounting Bulletin No. 54, Application of “Pushdown” Basis of Accounting in Financial Statements of Subsidiaries Acquired by Purchase, and EITF D-97, Push-Down Accounting, “push down” accounting was applied as the Company became substantially wholly owned as a result of the series of transactions described above. As a result of the Acquisition, all assets and liabilities acquired were recorded at their estimated fair value.
      The following table summarizes the aggregate purchase price:

Cash paid to Sellers	$147,643
Fair value of note issued to Sellers	14,076
Transaction costs	3,565

Total purchase price	$165,284

      The excess of the purchase price over the net assets acquired was recorded in the financial statements as an increase of $7,037 to student loans, $924 as a discount on the Sellers’ note and the remaining $151,628 to goodwill. The increase to student loans is being amortized as an adjustment to interest income over the estimated life of the student loans. The discount on the Sellers’ note is being amortized over the remaining life of the note as an adjustment to interest expense.

COLLEGIATE FUNDING SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the estimated fair values of the acquired assets and assumed liabilities at the date of the Acquisition:

Cash and cash equivalents	$9,687
Restricted cash	164,530
Accounts receivable	1,399
Student loans	361,089
Accrued interest receivable	2,515
Property and equipment	4,830
Deferred financing costs	2,906
Other assets	272

Total assets acquired	547,228
Notes payable	(528,185)
Accrued interest payable	(359)
Accounts payable and other accrued liabilities	(5,028)

Net assets acquired	$13,656

Allocation of the purchase price:
Net assets acquired	$13,656
Goodwill	151,628

Total purchase price	$165,284

      Prior to the Acquisition, CFS operated as a limited liability company (LLC), which was treated as a partnership for income tax purposes. All members of CFS were taxed individually for their respective share of the income, gains, losses, credits and deductions. The Company is a taxable entity for both federal and state income taxes.
      All of the goodwill, with the exception of that related to Y2M, is deductible for income tax purposes.

2.	Initial Public Offering
      In July 2004, the Company completed its initial public offering of common stock issuing 9,375,000 shares of common stock at $16.00 per share. The net proceeds of the offering of $135,596 were used to pay the $93,951 liquidation preference of all shares of the preferred stock issued by the Company’s subsidiary, and the remaining $41,645 was used repay a portion of the amounts outstanding under the revolving line of credit. Immediately prior to the consummation of the offering, the Company amended its amended and restated certificate of incorporation to eliminate the Class A Common Stock and Class B Common Stock in order to create a single class of common stock. As of the closing of the offering, the Company’s authorized capital stock consisted of 120,000,000 shares of common stock, par value $0.001 per share and 20,000,000 shares of preferred stock, par value $0.001 per share, of which 30,446,523 shares of common stock were issued and outstanding and no shares of preferred stock were issued and outstanding. In addition, the Company issued 318,325 shares of restricted and unrestricted stock and options for 636,312 shares to management in connection with the initial public offering. As of the closing of the offering the Company had warrants outstanding to purchase 1,430,099 shares at an exercise price of $0.007 per share. Options to purchase a total of 1,317,033 shares were outstanding as of the closing of the offering. Of this total, there were options to purchase 450,481 shares at an exercise price of $0.91 per share and 866,552 shares at an exercise price of $16.00 per share.

COLLEGIATE FUNDING SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Summary of Significant Accounting Policies

Stock Split
      In June 2004 in connection with the initial public offering, the Company declared a 1.430099-for-one stock split in the form of a stock dividend. Accordingly, all share and per share amounts have been retroactively adjusted to give effect to this event.

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

Principles of consolidation
      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: CFSL Acquisition; Collegiate Funding Services, LLC; Collegiate Funding Master Servicing, LLC; Collegiate Funding Services Education Loan Trust I; Collegiate Funding of Delaware, LLC; Collegiate Funding Portfolio Administration, LLC; Collegiate Funding Originations, LLC; Collegiate Funding Services Resources I, LLC; CFS Servicing, LLC; CFS-SunTech Servicing LLC; Members Connect Inc.; eGrad Inc.; College Publisher, Inc.; Collegiate Funding Services Education Loan Trust 2003-A; Collegiate Funding Services Education Loan Trust 2003-B; and Collegiate Funding Services Education Loan Trust 2004-A. All intercompany accounts and transactions have been eliminated.

Cash and cash equivalents
      The Company includes in cash and cash equivalents all unrestricted cash accounts and short-term cash investments and other investments with maturities of less than 90 days at purchase.

Restricted cash
      Cash held by Collegiate Funding Services Education Loan Trust I (Trust I), Collegiate Funding Services Education Loan Trust 2003-A (Trust II), Collegiate Funding Services Education Loan Trust 2003-B (Trust III), Collegiate Funding Services Education Loan Trust 2004-A (Trust IV); and Collegiate Funding Services Resources I, LLC is restricted as to its use in accordance with specifications detailed in the respective indentures relating to the asset-backed financing of student loans. The restricted cash accounts within each trust include amounts used for the purpose of acquiring additional loans, maintaining the principal and interest collections on the loans for ultimate payment to the asset-backed note holders, and to providing additional reserves for collateral to the asset-backed note holders. The accounts and related restrictions will remain in place over the life of the underlying trusts, although the balances are expected to decline as the notes are repaid.
      CFS-SunTech Servicing LLC, in order to satisfy a customer requirement to have funds readily available to satisfy servicing claims against it, has obtained a letter of credit in the amount of $250. This letter of credit is secured by a time deposit for $250, which is included in restricted cash on the Balance Sheet at December 31, 2004 and December 31, 2003.

COLLEGIATE FUNDING SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Student loans
      Student loans are stated at the amount of unpaid principal plus deferred loan costs and the fair value adjustments related to the Acquisition. Costs incurred in connection with loan originations are deferred. The most significant of the deferred costs, is a one-time 0.50% fee paid to the Department of Education (DOE) for each of the consolidation loans. For loans acquired in the secondary market, fees paid to the originator of the loan are deferred. Deferred loan costs and the fair value adjustments are amortized over the estimated life of the student loans as a reduction of the loan’s yield using the effective interest method.

Property and equipment
      Property and equipment are carried at cost, less accumulated depreciation, computed primarily by the straight-line method over the following estimated useful lives:

Leasehold improvements	1-7 years
Office furniture and equipment	3-7 years
Software	3 years

Deferred financing costs
      Deferred financing costs associated with the asset-backed notes and lines of credit and other debt obligations are amortized using the effective interest method over the respective terms of the debt and are recorded as interest expense.

Servicing rights
      In the purchase of SunTech, $1,640 of servicing rights was recorded, which is being amortized over the life of the underlying contracts based on the proportion of current year revenue as a percentage of total revenue. For the years ended December 31, 2004 and December 31, 2003 amortization expense was $462 and $500, respectively. The carrying values and the fair values of the servicing rights at December 31, 2004 and December 31, 2003 were $679 and $1,140, respectively. The loans underlying the servicing rights have similar attributes, and therefore, the servicing rights are analyzed collectively for impairment. No impairment charges have been recorded since the acquisition of SunTech. The Company provides servicing for third parties for an annual fee per loan. As the Company was not the owner of any of the loans serviced, they did not pay to obtain the right to service any of the loans in the servicing portfolio, servicing assets are not recorded with respect to this activity.

Goodwill
      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. This Statement requires that goodwill and intangible assets that have indefinite useful lives are not amortized but rather are tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives of three to ten years. The Company applied this statement for the goodwill resulting from the Acquisition and from the purchases of SunTech and Y2M. Goodwill related to the loan origination segment was $179,652 and $151,628 as of December 31, 2004 and 2003, respectively. Goodwill related to the loan servicing segment was $9,077 as of both December 31, 2004 and 2003. There was no impairment of goodwill at December 31, 2004 or at December 31, 2003.

COLLEGIATE FUNDING SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue recognition
      The Company recognizes fee income on sold consolidation loan applications at the time of sale to third parties. The sales are for cash, which is generally received within five days of the sale. The revenue earned is based upon fees negotiated with the prospective buyers. Such fees are based on a fixed fee per application or a percentage of the principal amount of the related loan. The Company also earns fee income for referrals that are generated with respect to certain private loan products. Revenue is recognized when customers of the third party receive their loan proceeds. Other than normal representations and warranties, the Company provides no guarantees concerning the sold loan applications or referrals, and as such, these representations and warranties do not impact the Company’s revenue recognition.
      Loan servicing fee income is earned as the services are provided. Generally, a fee is earned per loan for performing loan servicing for the Company’s customers. The amount of the fee is negotiated with the customers. For loans owned and serviced by the Company, late fees and other ancillary income are collected. Such revenue is recorded when earned.
      Student loan interest income is recognized as accrued based on the loan principal outstanding and related interest rate. At December 31, 2004 and December 31, 2003 all of the Company’s loans have a fixed rate of interest due from the borrower. However, because of the attributes of the FFELP loans, the Company may earn in excess of the fixed rate of interest that is contractually due from the borrower. Specifically, the DOE will pay the amount by which a federally determined floating rate exceeds the borrower’s fixed rate. This amount is the Special Allowance Payment (SAP). The Company is required to make monthly rebate fee payments to the DOE as part of the consolidation loan program.
      Interest income for the student loans is recorded at the higher of the contractual rate or that due under the SAP formula. SAPs totaling $16,267, $949, $108 and $0 were received for the years ended December 31, 2004 and 2003 and for the periods from May 17 through December 31, 2002 and January 1 through May 16, 2002, respectively. DOE rebate fees are recorded as a reduction to interest income.

Advertising
      The Company charges the costs of advertising to expense as incurred. Advertising costs were approximately $5,376, $1,453, $570, and $436 for the years ended December 31, 2004 and December 31, 2003, and for the periods from May 17 through December 31, 2002 and January 1 through May 16, 2002, respectively. Advertising expenses are reported as a component of marketing expenses.

Income taxes
      Pursuant to SFAS No. 109, Accounting for Income Taxes, a deferred tax asset or liability is recognized for temporary differences, which arise, based upon differences between the tax basis of assets and liabilities and the reported amounts in the financial statements. Deferred tax expense or benefit is then recognized for the change in deferred tax assets or liabilities between periods.

Stock-based compensation
      In accordance with SFAS No. 123 Accounting for Stock-Based Compensation, the Company recognizes the fair value of the stock options as compensation expense, allocated over the vesting period.

4.	Cash Balances
      The Company maintains cash balances at various financial institutions. At December 31, 2004 and December 31, 2003, the Company’s balances exceeded the federally insured limits. The Company does not believe it has significant credit risk relative to those uninsured amounts.

COLLEGIATE FUNDING SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Earnings Per Share
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
      The following details the computation of earnings (loss) per common share:

			Period Ended
			May 17
			through
	Year Ended December 31,		December 31,

	2004	2003	2002

Net income (loss) available to common stockholders	$28,628	$(7,451)	$12,682
Add: interest expense on convertible notes, net of tax effect	—	—	30

	$28,628	$(7,451)	$12,712

Weighted average common shares calculation:
Weighted average common shares outstanding, basic	25,399,853	15,420,842	11,869,822
Effect of conversion effect of convertible notes	—	—	1,109,811
Effect of warrants, options and restricted stock	1,854,464	—	1,419,099

Weighted average common shares outstanding, diluted	27,254,317	15,420,842	14,398,732

Earnings (loss) per common share:
Earnings (loss) per common share, basic	$1.13	$(.48)	$1.07

Earnings (loss) per common share, diluted	$1.05	$(.48)	$0.88

      For the year ended December 31, 2003, the effect of outstanding convertible notes converting into shares of common stock prior to their conversion in April 2003 was not included in the computation of diluted loss per common share as the effect would be anti-dilutive. In addition, the treasury stock effect of warrants and options to purchase an aggregate of 1,880,580 shares of common stock that were outstanding as of December 31, 2003, were excluded from the computation of diluted loss per common share as their effect would be anti-dilutive. See Note 2 for shares outstanding after completion of the Company’s initial public offering in July 2004.

6.	Student Loans
      The Company’s loan portfolio consists of loans originated under the Federal Family Education Loan Program (FFEL Program or FFELP). The FFEL Program is subject to comprehensive reauthorization every five years and to statutory and regulatory changes. The most recent reauthorization was the Higher Education Amendments of 1998.
      There are three principal categories of FFELP loans: consolidation loans, Parent Loans for Undergraduate Students (PLUS) loans and Stafford loans. Generally, Stafford loans and PLUS loans have repayment periods of between five and ten years. Consolidation loans have repayment periods ranging from 12 to 30 years. At December 31, 2004 and December 31, 2003, the Company retained only FFELP loans in its portfolio.

COLLEGIATE FUNDING SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Claims not immediately honored by the guarantor because of servicing or origination defects are returned for remedial servicing, during which period income is not earned. The Company’s servicing experience with FFELP loans resulted in one, two, zero and zero outstanding rejected claims during the years ended December 31, 2004 and 2003 and the periods May 17 through December 31, 2002 and January 1 to May 16, 2002. The Company had no non-accrual loans at December 31, 2004 or December 31, 2003.
      The weighted average remaining term of student loans in the Company’s portfolio was approximately 22 years at both December 31, 2004 and December 31, 2003.

7.	Allowance for Loan Losses
      The allowance for loan losses represents the amount estimated to absorb probable losses inherent in the portfolio. The evaluation of the allowance for loan losses is inherently subjective, as it requires material estimates that may be susceptible to significant changes. The key estimates used to determine the level of the allowance, include the probability of loss and the related loss severity. In assessing the probabilities of default, management considers the performance of their portfolio, including delinquency and charge-off trends. In addition, because the portfolio has not matured to a point where predictable loss patterns have developed, management reviews the published DOE statistics and performance characteristics of the other lenders in developing the Company’s estimates of the probabilities of default. The primary factor impacting our risk sharing rate is the existence of the 98% guarantee of principal and interest on our loans. Generally, the Company’s FFELP loans carry a 98% guarantee of principal and accrued interest. In May 2004, the Company was notified by the DOE that it had been awarded Exceptional Performance status as a servicer and thus its loss claims on loans it services at SunTech will be paid to 100% of the unpaid principal and interest for the twelve month period June 1, 2004 to May 31, 2005. As a result, the average risk-sharing rate used in our allowance computation at December 31, 2004, was 1.66% compared to 2.00% at December 31, 2003.
      The following table details the allowance for loan losses:

	The Company			Predecessor

			Period	Period
	Year Ended		May 17	January 1
	December 31,		through	through
			December 31,	May 16,
	2004	2003	2002	2002

Beginning balance	$4,136	$1,925	$700	$—
Provision	955	2,357	1,270	752
Charge-offs	(130)	(146)	(45)	(52)

Ending balance	$4,961	$4,136	$1,925	$700

COLLEGIATE FUNDING SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A loan is placed on non-accrual status at the point at which a guarantee claim is more than 60 days past due or it is concluded that collection of the claim is in doubt. Loans are charged off upon receipt of the final claim payment from the respective guarantor.

8.	Property and Equipment
      The major classes of property and equipment and the total accumulated depreciation are as follow:

	December 31,

	2004	2003

Leasehold improvements	$1,725	$2,506
Office furniture and equipment	13,856	11,646
Software	7,044	4,844
Construction in progress	1,376	—

Total	24,001	18,996
Less: accumulated depreciation	9,379	6,901

Property and equipment, net	$14,622	$12,095

9.	Debt

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

2004 issuance
      The Company issued $1,113,400 of asset-backed notes in April 2004. The principal balances outstanding, interest rates and maturity dates are as follows:

	December 31, 2004		December 31, 2003

	Principal		Principal
	Outstanding	Interest Rate	Outstanding	Interest Rate	Type	Maturity Date

2004A Series
Class A-1	$192,298	2.60%	—	—	LIBOR	December 2013
Class A-2	350,000	2.72	—	—	LIBOR	June 2021
Class A-3	207,000	2.76	—	—	LIBOR	September 2026
Class A-4	140,000	2.89	—	—	LIBOR	September 2030
Class A-5 — 6	111,700	2.35-2.37	—	—	Auction	December 2043
Class B	55,700	2.50	—	—	Auction	December 2043
      The Company made principal payments of $56,703 in 2004 in respect of these notes as required under the terms of the related indenture.

COLLEGIATE FUNDING SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2003 issuances
      The Company issued $1,036,000 of asset-backed notes in November 2003. The principal balances outstanding, interest rates and maturity dates are as follows:

	December 31, 2004		December 31, 2003

	Principal		Principal
	Outstanding	Interest Rate	Outstanding	Interest Rate	Type	Maturity Date

2003B Series
Class A-1	$177,936	2.65%	$249,000	1.29%	LIBOR	September 2013
Class A-2	250,000	2.81	250,000	1.45	LIBOR	March 2021
Class A-3 — 7	485,000	2.33-2.45	485,000	1.19	Auction	December 2043
Class B-1 — 2	52,000	2.45-2.50	52,000	1.25	Auction	December 2043
      The Company made principal payments of $71,064 in 2004 and no payments in 2003 in respect of these notes as required under the terms of the related indenture.
      The Company issued $838,775 of asset-backed notes in February 2003. The principal balances outstanding, interest rates and maturity dates are as follows:

	December 31, 2004		December 31, 2003

	Principal		Principal
	Outstanding	Interest Rate	Outstanding	Interest Rate	Type	Maturity Date

2003A Series
Class A-1	$5,261	2.61%	$79,091	1.23%	LIBOR	March 2012
Class A-2	319,025	2.85	319,025	1.47	LIBOR	September 2020
Class A-3 — 6	352,400	2.33-2.50	352,400	1.18	Auction	March 2042
Class B	42,350	2.58	42,350	1.32	Auction	March 2042
      The Company made principal payments of $73,830 in 2004 and $45,909 in 2003 in respect of these of notes as required under the terms of the related indenture.

2002 and 2001 issuances
      The Company privately placed $500,000 and $527,200 of asset-backed notes in July 2002 and in November 2001, respectively. The principal balances outstanding, interest rates and maturity dates are as follows:

	December 31, 2004		December 31, 2003

	Principal		Principal
	Outstanding	Interest Rate	Outstanding	Interest Rate	Type	Maturity Date

2002 Series
Class A-8 — 15	$461,100	2.28-2.50%	$470,000	1.24%	Auction	July 2042
Class B	30,000	2.58	30,000	1.33	Auction	July 2042

	December 31, 2004		December 31, 2003

	Principal		Principal
	Outstanding	Interest Rate	Outstanding	Interest Rate	Type	Maturity Date

2001 Series
Class A-1 — 7	$430,500	2.35-2.52%	$495,600	1.25%	Auction	December 2041
Class B	31,600	2.53	31,600	1.33	Auction	December 2041

COLLEGIATE FUNDING SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company made principal payments of $74,000 in 2004 and no payments in 2003 in respect of these notes as required under the terms of the related indenture.
      The Company utilizes a warehouse credit facility principally to fund its retention of FFELP loan originations, of which such loans collateralize the associated borrowings. The Company pays the warehouse credit facility a credit spread over the commercial paper rate, typically a 30-day rate, on the warehouse credit facility. On December 1, 2004, the Company received a temporary increase in the warehouse facility to permit financing up to $1.4 billion through the end of February 2005, after which the facility returns to $1.0 billion. The principal balances outstanding, interest rates and maturity dates are as follows:

	December 31, 2004		December 31, 2003

	Principal		Principal
	Outstanding	Interest Rate	Outstanding	Interest Rate	Maturity Date

Warehouse Facility	$1,088,800	2.55%	$144,800	1.52%	July 2006

Other debt
      The Company entered into a revolving credit agreement on October 30, 2003. Borrowings under this line bear interest at either LIBOR or prime rate at the Company’s option. On May 17, 2002, the Company also issued a fixed-rate note to the sellers for $15,000 related to the acquisition of the predecessor company by Lightyear Fund, L.P. (Lightyear) and its affiliates.

	December 31, 2004		December 31, 2003

	Principal		Principal
	Outstanding	Interest Rate	Outstanding	Interest Rate	Maturity Date

Revolving line of credit	$—	—%	$26,250	4.62%	July 2005
Fixed-rate note	14,486	4.47	14,281	4.47	June 2007

Total other debt	$14,486		$40,531

      In July, 2004, the Company repaid $42,109 of the revolving line of credit and the commitments were reduced to $30,000. At December 31, 2004, there were no borrowings under the revolving line of credit.
      In October 2003, the Company repaid in full notes related to the Acquisition. Unamortized deferred financing fees of $1,246 and the remaining debt discount of $3,578 were charged to debt extinguishment.
      Future minimum principal payments for subsequent year for all debt, including capital leases, are as follows:

Amount

Year:
2005	$286
2006	1,089,120
2007	15,457
2008	93
2009	55
Thereafter	3,693,894

Total	$4,798,905

      Amounts related to capital leases included in above total $1,749, have future obligations of $491 for 2005, $526 for 2006, $560 for 2007, $93 for 2008, $55 for 2009 and $24 thereafter, and relate primarily to office equipment and the headquarters office building.

COLLEGIATE FUNDING SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Derivative Financial Instruments
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
      The Company is exposed to interest rate risk as its asset-backed debt notes are indexed to short-term indices (LIBOR and auction rates) and the assets behave as fixed rate assets in the current interest rate environment. Derivative instruments are utilized to reduce the Company’s interest rate risk. The key terms of the derivatives are as follows:

				December 31, 2004		December 31, 2003

	Notional		Pay —	Receive — Floating		Receive — Floating
Derivative Type	Amount	Maturity Date	Fixed Rate	Rate (LIBOR)	Fair Value	Rate (LIBOR)	Fair Value

Swap	$250,000	01/26/2005	1.89%	2.42%	$96	1.12%	$(2,070)
Swap	225,000	11/26/2004	1.64	—	—	1.12	(606)
Swap	225,000	11/26/2004	1.64	—	—	1.12	(559)
Cap (Sold)	250,000	01/26/2005	2.09	2.23	(82)		(328)
Swap	550,000	04/28/2005	1.55	2.42	1,945

Total					$1,959		$(3,563)

      The Company received $1,700 in proceeds from the sale of the Cap on February 28, 2003. The amount is recorded as a derivative liability and is marked-to-market over the term of the Cap. Payments on the Cap derivative will be made only when the Commercial Paper rate exceeds 2.09%. Payments of $54 were made in 2004 and no payments were made in 2003. The notional amounts of the Cap and the swap maturing on January 26, 2005 reduced to $250,000 each, from $500,000 each, on July 26, 2004.

11.	Lease Commitments
      Total rent expense, including amounts paid under monthly operating leases, was approximately $1,996, $1,820, $901 and $464 for the years ended December 31, 2004, and December 31, 2003 and for the periods from May 17 through December 31, 2002 and January 1 through May 16, 2002, respectively.
      Future minimum commitments for both office leases and office equipment leases are a follows:

Year:	Amount

2005	$1,999
2006	1,454
2007	1,202
2008	1,182
2009 and thereafter	3,235

Total	$9,072

      The Company relocated its Virginia operations to a new facility in Virginia in September 2004. The new lease will expire in 2010.

COLLEGIATE FUNDING SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Related Party Transactions
      Expenses to related parties totaled $2,937, $3,313, $1,250 and $2,800 for the years ended December 31, 2004, and December 31, 2003 and for the periods from May 17 through December 31, 2002 and January 1 through May 16, 2002, respectively and represent payments for consulting services and management fees to Lightyear Capital, LLC and to the previous owners of SunTech and Y2M. These expenses are presented as management and consulting fees on the statement of income.

13.	Major Business Customers and Sources of Revenue
      Certain business customers generated significant amounts of the Company’s revenue. Fee income from our top four customers was:

			Period	Period
			May 17	January 1
	Years Ended		through	through
	December 31,		December 31,	May 16,

	2004	2003	2002	2002

Customer
First	$84,053	$42,747	$51,672	$17,704
Second	15,865	5,305	—	—
Third	13,889	23,001	374	337
Fourth	3,666	12,006	32,339	18,416

14.	Income Taxes
      Components of income tax provision (benefit) for the years ended December 31, 2004 and December 31, 2003, and for the period from May 17 through December 31, 2002, are presented below:

	2004	2003	2002

Current income tax provision (benefit):
Federal	$9,273	$(6,159)	$6,059
State	1,989	(1,059)	1,006

Total current income tax provision (benefit)	$11,262	$(7,218)	$7,065

Deferred income tax provision:
Federal	$9,029	$5,981	$3,119
State	1,725	1,041	542

Total deferred income tax provision	$10,754	$7,022	$3,661

Income tax provision (benefit)	$22,016	$(196)	$10,726

COLLEGIATE FUNDING SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The reconciliations from federal statutory rates to the effective income tax rates for the years ended December 31, 2004 and December 31, 2003, and for the period from May 17 through December 31, 2002, are presented below:

	2004	2003	2002

Tax Rate Analysis
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.4	1.4	4.1
Lobbying, meals, entertainment and other	0.3	(22.3)	1.7

Effective income tax rate	39.7%	14.1%	40.8%

      Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
      The sources and tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities for the years ended December 31, 2004 and December 31, 2003 are presented below:

	2004	2003

Deferred income tax analysis
Deferred income tax assets:
Allowance for loan losses and doubtful accounts	$1,703	$1,335
Unrealized losses on derivatives	—	721
Net operating loss carry forward	3,412	382
Accrued compensation	765	101
Other	305	37

Total deferred income tax assets	6,185	2,576
Deferred income tax liabilities:
Depreciation	878	461
Amortization of goodwill and other intangibles	12,374	6,717
Loan origination costs	10,203	6,081
Unrealized gains on derivatives and warrants	1,399	—

Total deferred income tax liabilities	24,854	13,259

Net deferred income tax liabilities	$18,669	$10,683

      The deferred tax assets are expected to be realized through the reversal of deferred tax liabilities and expected taxable income in the future periods.
      As of December 31, 2004, certain subsidiaries of the Company have net operating losses totaling $8,677, which are subject to certain annual limitations under the Internal Revenue Code. These loss carry forwards are available to offset future U.S. federal taxable income of the Company and its subsidiaries included in the consolidated federal income tax return of the Company and are expected to reduce federal income taxes paid by the Company. If the net operating losses are not utilized, they expire in varying

COLLEGIATE FUNDING SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
amounts starting in 2020 through 2023. Approximately $6,083 of these losses is also available to offset future state taxable income of the subsidiaries. The Company believes it will have sufficient income to utilize these losses for state purposes which expire in varying amounts starting 2005 through 2008.

15.	Retirement Plan
      The Company sponsors a 401(k) defined contribution retirement plan. Employees may participate in the plan upon completion of 60 days of service and attainment of age 18 by electing to have a portion of their compensation contributed to the plan. The Company matched 100% of the employees’ contribution up to 3% of eligible compensation. Plan expense was $1,072, $757, $373 and $251 for the years ended December 31, 2004 and December 31, 2003, and for the periods from May 17 through December 31, 2002 and January 1 through May 16, 2002, respectively.

16.	Stock Incentive Plan
      Effective May 17, 2002, the Company initiated the 2002 Stock Incentive Plan to provide additional incentives to key personnel. The maximum aggregate number of shares which may be issued was 1,001,070 shares of common stock. On May 17, 2002, the Company granted stock options for 450,481 shares of common stock with an exercise price of $0.91 per share, the fair market value of a share of common stock at issuance. Subject to certain conditions, portions of the options may have accelerated vesting to vest on the anniversary dates of the grants. For any year that the specified conditions are not met, the options not then vesting will vest in 2009. In connection with the execution of new employment agreements with management in 2004, options to purchase 184,697 shares of common stock vested in July of 2004. At December 31, 2004 and December 31, 2003, 265,784 and 81,087 shares were vested, respectively. In addition, in connection with the initial public offering, the Company amended and restated it stock incentive plan and increased the maximum number of shares of common stock which may be issued to 2,788,250. In July 2004, the Company granted options to purchase 866,552 shares of common stock each with exercise price of $16.00 per share. The Company also granted 262,075 shares of restricted stock, with a fair value of $4,193.
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
      In accordance with SFAS No. 123, the Company recognized the fair value of the stock options and restricted stock as compensation expense, allocated over the vesting period. As of December 31, 2004, the Company has recognized approximately $888 in compensation expense related to these stock options and restricted stock.
      In addition, upon the successful completion of the initial public offering, executive officers were paid a one-time bonus of $500 in cash and $900 in non-cash stock compensation, which was expensed in full in 2004. The executives are restricted from selling the stock for one year following the completion of the initial public offering.

COLLEGIATE FUNDING SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Preferred Stock of Consolidated Subsidiary
      Preferred stock of the Company’s consolidated subsidiary was reduced to zero at December 31, 2004 from $89,136 at December 31, 2003 and $49,787 at December 31, 2002 as a result of the payment of the liquidation preference of $93,951 on all shares of the preferred stock in July 2004 from the net proceeds of the initial public offering in connection with the merger of the subsidiary into its parent in accordance with the plan of liquidation for federal tax purposes. As a result, there will be no further accretion or payment of preferred dividends.

18.	Stockholders’ Equity

Common Stock
      Immediately prior to the consummation of the initial public offering, the Company amended its amended and restated certificate of incorporation to eliminate the Class A Common Stock and Class B Common Stock in order to create a single class of common stock. The Company’s authorized common stock now consists of 120,000,000 shares of common stock, par value $0.001 per share. As of December 31, 2004 and December 31, 2003, no dividends had been declared on any class of stock.

Preferred Stock
      The Company has authorized 20,000,000 shares of preferred stock, par value $0.001 per share. No shares of the preferred stock have been issued or are outstanding.

Warrants
      The Company issued to holders of the $105,000 of senior notes, warrants to purchase an aggregate of 1,430,099 shares of common stock and contingent warrants to purchase up to an additional 143,832 shares of common stock. The warrants expire in May 2012 and have an exercise price of $0.007 per share. The contingent warrants were exercised in April 2003.

Notes receivable from management
      In connection with a share purchase agreement dated May 17, 2002, the Company had notes receivable from members of management for stock purchases of approximately $509 at December 31, 2003. These notes were paid off in connection with the completion of the initial public offering in 2004.

COLLEGIATE FUNDING SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shares issued and outstanding:

	Common	Class A	Class B
	Shares	Common	Common
	(New)	Stock	Stock

Shares issued and outstanding, May 17, 2002	—	—	—
Issuance of Class A Common Stock	—	11,515,944	—
Issuance of Class B Common Stock	—	—	353,878

Shares issued and outstanding, December 31, 2002	—	11,515,944	353,878
Issuance of Class A Common Stock	—	7,879,701	—
Conversion of notes payable	—	1,190,708	—
Exercise of contingent warrants	—	131,292	—

Shares issued and outstanding, December 31, 2003	—	20,717,645	353,878
Stock conversion	21,071,523	(20,717,645)	(353,878)
Initial public offering	9,375,000	—	—
Stock-based compensation	56,250	—	—
Restricted stock grants	262,075	—	—

Shares issued and outstanding, December 31, 2004	30,764,848	—	—

19.	Fair Value of Financial Instruments
      Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated.
      The estimated fair value amounts have been measured as of the balance sheet date. As such, the estimated fair values of these financial instruments subsequent to the reporting date may be different from the amounts reported as of the balance sheet date.

Student loans
      Student Loans fair value is estimated based upon the company’s current loan application sales data. At December 31, 2004 and December 31, 2003, the fair value of student loans was approximately $4,847,000 and $2,947,000, respectively.

Debt
      The carrying amount of the Company’s asset-backed notes approximates their fair value due to the frequency of the resetting of interest rates (every 28 days) and the AAA rating.
      The carrying amounts of the warehouse and revolving lines of credit approximate their value because they have floating interest rates.

Other
      Other carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, derivatives, accounts payable and accrued interest approximate their fair value.

COLLEGIATE FUNDING SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Reclassifications
      Certain prior period amounts have been reclassified to conform to the current year presentation.

21.	Commitments and Contingencies
      In the normal course of business the Company is subject to consumer credit and human resources disputes and potential litigation. At December 31, 2004, the Company is not party to any material disputes or litigation. The Company has commitments with third party liquidity providers, with whom it is obligated to sell a minimum amount of FFELP or private student loan applications originated under specific criteria. These commitments generally extend for one year. As of December 31, 2004, the Company was obligated to sell approximately one-third of calendar year 2005 FFELP consolidation volume in student loan applications at contractual rates under various agreements through December 31, 2005. The Company may also acquire FFELP student loans or successfully completed applications for FFELP loans from time to time should market conditions warrant.

22.	Quarterly Financial Data (unaudited)

	Three Months Ended

2004	March 31,	June 30,	September 30,	December 31,

Interest income	$26,864	$31,194	$36,738	$44,721
Interest expense	13,078	15,518	20,242	27,773
Provision for (reversal of) loan losses	927	(1,467)	726	769
Net interest income after provision for (reversal of) loan losses	12,859	17,143	15,770	16,179
Fee income	21,773	20,976	43,310	50,376
Net income	1,190	2,064	7,644	17,730
Earnings per share, basic	$0.06	$0.10	$0.26	$0.58
Earnings per share, diluted	$0.05	$0.09	$0.25	$0.55

	Three Months Ended

2003	March 31,	June 30,	September 30,	December 31,

Interest income	$10,184	$13,971	$16,520	$21,171
Interest expense	8,775	10,353	9,782	10,961
Provision for (reversal of) loan losses	346	(147)	904	1,254
Net interest income after provision for (reversal of) loan losses	1,063	3,765	5,834	8,956
Fee income	31,378	11,631	23,462	32,087
Net income (loss)	6,804	(15,089)	(386)	1,220
Earnings (loss) per share, basic	$0.57	$(1.01)	$(0.02)	$0.06
Earnings (loss) per share, diluted	$0.47	$(1.01)	$(0.02)	$0.06

23.	Segment Data
      The Company’s reportable segments are its loan origination operations and its loan servicing operations. The Company’s accounting policies for segments are the same as those described in “Summary of Significant Accounting Policies.” Prior to the Company acquiring SunTech on April 15, 2003, the Company operated in only one segment.

COLLEGIATE FUNDING SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table presents segment data for the year ended December 31, 2004:

	Loan	Loan
	Origination	Servicing	Eliminations	Consolidated

Net revenue
Interest income	$138,865	$652	$—	$139,517
Interest expense	76,611	—	—	76,611

Net interest income	62,254	652	—	62,906
Provision for loan losses	955	—	—	955

Net interest income after provision for loan losses	61,299	652	—	61,951
Fee income	123,540	18,723	(5,828)	136,435

Net revenue	184,839	19,375	(5,828)	198,386
Expenses
Salaries and related benefits	54,711	9,255	—	63,966
Other selling, general and administrative expenses:
Marketing and mailing costs	46,454	5	—	46,459
Communications and data processing	6,263	1,789	—	8,052
Management and consulting fees	1,685	1,252	—	2,937
Professional fees	5,737	363	—	6,100
Depreciation and amortization	4,085	1,929	—	6,014
Other general and administrative	15,452	1,848	(5,828)	11,472

Total other selling, general and administrative expenses	79,676	7,186	(5,828)	81,034
Swap interest	3,374	—	—	3,374
Derivative mark-to-market (income)	(5,447)	—	—	(5,447)

Total expenses	132,314	16,441	(5,828)	142,927

Income before income taxes and accretion of dividends on preferred stock	$52,525	$2,934	$—	$55,459

Total assets	$5,025,992	$16,799	$—	$5,042,791

      Intercompany transactions of $5,828 in other operating expenses in the loan origination segment were paid as fee income to the loan servicing segment and are eliminated in the consolidated financial statements.

COLLEGIATE FUNDING SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table presents segment data for the year ended December 31, 2003:

	Loan	Loan
	Origination	Servicing	Eliminations	Consolidated

Net revenue
Interest income	$61,305	$541	$—	$61,846
Interest expense	39,871	—	—	39,871

Net interest income	21,434	541	—	21,975
Provision for loan losses	2,357	—	—	2,357

Net interest income after provision for loan losses	19,077	541	—	19,618
Fee income	89,508	11,784	(2,734)	98,558

Net revenue	108,585	12,325	(2,734)	118,176
Expenses
Salaries and related benefits	48,324	6,316	—	54,640
Other selling, general and administrative expenses:
Marketing and mailing costs	24,999	7	—	25,006
Communications and data processing	6,344	1,171	—	7,515
Management and consulting fees	3,313	—	—	3,313
Professional fees	4,983	1,332	—	6,315
Depreciation and amortization	2,831	1,497	—	4,328
Other general and administrative	9,712	1,348	(2,734)	8,326

Total other selling, general and administrative expenses	52,182	5,355	(2,734)	54,803
Swap interest	3,439	—	—	3,439
Derivative mark-to-market	1,862	—	—	1,862
Debt extinguishment	4,824	—	—	4,824

Total expenses	$110,631	$11,671	$(2,734)	$119,568

Income (loss) before income taxes and accretion of dividends on preferred stock	$(2,046)	$654	$—	$(1,392)

Total assets	$3,172,067	$20,215	$—	$3,192,282

      Intercompany transactions of $2,734 in other operating expenses in the loan origination segment were paid as fee income to the loan servicing segment and are eliminated in the consolidated financial statements.