Form 10-Q
period 2005-03-31
COLLEGIATE FUNDING SERVICES INC
filed 2005-05-09
CIK 1286686

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter Ended March 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of share outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

31,105,184 Shares of Common Stock, par value $.001 per share, were outstanding as of May 1, 2005.

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

COLLEGIATE FUNDING SERVICES, INC.

CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31,	December 31,
	2005	2004
	(unaudited)
Assets
Cash and cash equivalents	$23,980	$12,925
Restricted cash	156,427	80,128
Accounts receivable, net	7,239	10,353
Student loans, net of allowance of $5,544 and $4,961, respectively	5,111,559	4,659,842
Accrued interest receivable	52,234	42,844
Income taxes receivable	1,078	6,588
Property and equipment, net	13,707	14,622
Goodwill	188,729	188,729
Deferred financing costs, net	20,225	15,560
Other assets	11,614	11,200

Total assets	$5,586,792	$5,042,791

Liabilities and stockholders’ equity

Liabilities
Asset-backed notes and lines of credit	$5,313,877	$4,782,670
Other debt obligations, net	14,538	14,486
Capital lease obligations	1,629	1,749
Accounts payable	4,145	2,315
Accrued interest payable	9,015	5,116
Other accrued liabilities	22,862	26,074
Deferred income taxes, net	20,655	18,669

Total liabilities	5,386,721	4,851,079

Stockholders’ equity
Common stock — par value $0.001, 120,000,000 shares authorized, 30,969,048 and 30,764,848 shares issued and outstanding as of March 31, 2005 and December 31, 2004, respectively	31	30
Additional paid-in capital	158,312	157,823
Retained earnings	41,728	33,859

Total stockholders’ equity	200,071	191,712

Total liabilities and stockholders’ equity	$5,586,792	$5,042,791

See accompanying notes.

COLLEGIATE FUNDING SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)

(unaudited)

	For the three months
	ended March 31,
	2005	2004
Net revenue
Interest income	$54,074	$26,864
Interest expense	37,114	13,078

Net interest income	16,960	13,786
Provision for loan losses	583	927

Net interest income after provision for loan losses	16,377	12,859
Fee income	30,626	21,773

Net revenue	47,003	34,632
Expenses
Salaries and related benefits	16,011	13,981
Other selling, general and administrative expenses:
Marketing and mailing costs	10,560	6,425
Communications and data processing	1,931	1,708
Management and consulting fees	600	938
Professional fees	1,673	1,055
Depreciation and amortization	1,829	1,250
Other general and administrative	2,739	2,409

Total other selling, general and administrative expenses	19,332	13,785
Swap interest (income) expense	(1,121)	1,582
Derivative and investment mark-to-market (income)	(306)	(226)

Total expenses	33,916	29,122

Income before income tax provision and accretion of dividends on preferred stock	13,087	5,510
Income tax provision	5,218	2,204

Income before accretion of dividends	7,869	3,306
Accretion of dividends on preferred stock	—	2,116

Net income	$7,869	$1,190

Earnings per common share, basic	$0.26	$0.06

Earnings per common share, diluted	$0.24	$0.05

Weighted average common shares outstanding, basic	30,645,713	21,071,523

Weighted average common shares outstanding, diluted	32,379,960	22,912,108

See accompanying notes.

COLLEGIATE FUNDING SERVICES, INC.

CONSOLIDATED STATEMENTS OF EQUITY
(dollars in thousands)

(unaudited)

		Additional
	Common	paid-in	Retained
	Stock	capital	earnings	Total
Balance, December 31, 2004	$30	$157,823	$33,859	$191,712
Exercise of warrants	1	(1)	—	—
Deferred compensation	—	490	—	490
Net income – January 1, 2005 through March 31, 2005	—	—	7,869	7,869

Balance, March 31, 2005	$31	$158,312	$41,728	$200,071

See accompanying notes.

COLLEGIATE FUNDING SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

(unaudited)

	Three months ended
	March 31,
	2005	2004
Cash flows from operating activities
Net income	$7,869	$1,190
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of dividends on preferred stock	—	2,116
Depreciation and amortization	1,829	1,250
Loss on disposal of property and equipment	163	—
Reversal of loss on early lease termination	(119)	—
Deferred income tax provision	1,986	2,176
Amortization of deferred costs	2,450	1,092
Provision for loan losses	583	927
Provision for doubtful accounts	40	—
Changes in:
Accrued interest receivable	(9,390)	(4,243)
Accounts receivable and other assets	2,416	(1,652)
Income taxes receivable	5,510	—
Accounts payable	1,830	(363)
Accrued interest payable	3,899	(389)
Other accrued liabilities	(3,093)	(1,263)

Net cash provided by operating activities	15,973	841

Cash flows from investing activities
Originations and purchases of student loans	(572,174)	(640,859)
Net proceeds from student loan principal payments	118,542	46,649
Net proceeds from disposals of property and equipment	6	—
Purchases of property and equipment	(839)	(1,715)

Net cash used in investing activities	(454,465)	(595,925)

Cash flows from financing activities
Proceeds from asset-backed notes and lines of credit	1,916,900	623,300
Payments on asset-backed notes and lines of credit	(1,385,693)	(49,986)
Payments on other debt obligations	—	(3,750)
Payments on capital lease obligations	(120)	(67)
Payment of financing costs	(5,241)	(159)
Proceeds from notes receivable	—	181
Change in restricted cash	(76,299)	25,984

Net cash provided by financing activities	449,547	595,503

Net increase in cash and cash equivalents	11,055	419
Cash and cash equivalents:
Beginning	12,925	14,436

Ending	$23,980	$14,855

Supplemental disclosures:
Cash payments for interest	$32,622	$11,655

Cash payments for income taxes, net	$1,060	$28

See accompanying notes.

COLLEGIATE FUNDING SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
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

     Collegiate Funding Services, Inc. is a vertically integrated education finance company that markets, originates, finances and services education loans. The Company markets education loans primarily through direct-to-consumer programs, including targeted direct mail, telemarketing and the internet. Using its direct-to-consumer platform, or DTC, along with other distribution channels, and its origination capabilities, the Company assists consumers in financing and refinancing the cost of undergraduate, graduate, professional, career and continuing education training. The DTC marketing strategy is supplemented with marketing through channels created by relationships with membership organizations, alumni associations, universities and other entities to reach customers and promote the Company’s products under private label and co-branded offerings. The Company finances, retains and services a substantial portion of the loans it originates.

     Certain completed loan applications are sold to, and funded by, third party lenders whereby the Company receives a fee for its services. Other completed consolidation loan applications are funded through a subsidiary of the Company and held and serviced by the Company. The Company has call centers located in Virginia and Florida. The Company also has a loan-servicing center in Mississippi and an affinity marketing subsidiary in Boston.

     In April, 2004, the Company acquired Members Connect Inc. d/b/a Youth Media & Marketing Networks, (Y2M), a company that provides affinity marketing of products and services, with a focus on education finance products targeted at college students and recent college graduates. The purchase price was $35,890. The operating results of Y2M have been included in the Company’s consolidated financial statements since April 21, 2004.

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

COLLEGIATE FUNDING SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED—(Continued)

2. Initial Public Offering

     In July 2004, the Company completed its initial public offering of common stock issuing 9,375,000 shares of common stock at $16.00 per share. The net proceeds of the offering of $135,596 were used to pay the $93,951 liquidation preference of all shares of the preferred stock issued by a subsidiary, and the remaining $41,645 was used to repay a portion of the amounts outstanding under the revolving line of credit. Immediately prior to the consummation of the offering, the Company amended its amended and restated certificate of incorporation to eliminate the Class A Common Stock and Class B Common Stock in order to create a single class of common stock. As of the closing of the offering, the Company’s authorized capital stock consisted of 120,000,000 shares of common stock, par value $0.001 per share and 20,000,000 shares of preferred stock, par value $0.001 per share, of which 30,446,523 shares of common stock were issued and outstanding and no shares of preferred stock were issued and outstanding. In addition, the Company issued 318,325 shares of restricted and unrestricted stock and options for 636,312 shares to management in connection with the initial public offering. As of the closing of the offering the Company had warrants outstanding to purchase 1,430,099 shares at an exercise price of $0.007 per share. Also, options to purchase a total of 1,317,033 shares were outstanding as of the closing of the offering. Of this total, there were options to purchase 450,481 shares at an exercise price of $0.91 per share and 866,552 shares at an exercise price of $16.00 per share.

3. Summary of Significant Accounting Policies

Unaudited Interim Financial Statements

     The accompanying consolidated balance sheet as of March 31, 2005, consolidated statements of income for the three months ended March 31, 2005 and 2004, the consolidated statement of cash flows for the three months ended March 31, 2005 and 2004 and the consolidated statement of equity for the three months ended March 31, 2005, are unaudited. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of such financial statements. The information disclosed in the notes to the financial statements for these periods is unaudited. The results of operations for the three months ended March 31, 2005, are not necessarily indicative of the results to be expected for the entire fiscal year or for any future period and should be read in conjunction with the Company’s annual audited consolidated financial statements and notes included in our Annual Report on Form 10-K dated March 29, 2005.

     The Company’s quarterly results of operations have varied significantly in the past and are expected to continue to vary in the future. Quarterly results of operations in any period will be particularly affected by the amount and timing of loan sales. We give borrowers who complete loan applications during the second quarter the option to fund their loans prior to July 1, when the new rate is effective. Accordingly, if any year’s borrower rate increases from the prior year’s borrower rate, a higher percentage of completed applications will likely be originated in the second quarter, conversely, if any year’s borrower rate decreases over the prior year’s borrower rate, the origination of a significant portion of the loan applications completed in the second quarter will be shifted to the third quarter.

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

COLLEGIATE FUNDING SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED—(Continued)

Other accounting polices

     The remainder of our accounting policies are described in the Company’s annual audited consolidated financial statements.

4. Earnings Per Share

     SFAS No. 128, Earnings Per Share, requires the presentation of basic and diluted earnings per share. Basic earnings per common share is computed by dividing income attributable to common stockholders by the weighted average number of common shares outstanding for the period. The diluted earnings per common share data is computed using the weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents, unless the common stock equivalents are anti-dilutive.

     The following details the computation of earnings per common share:

	Three months ended
	March 31,
	2005	2004
Net income	$7,869	$1,190

Weighted average common shares calculation:
Weighted average common shares outstanding,	30,645,713	21,071,523
Treasury stock effect of warrants and options	1,734,247	1,840,585

Weighted average common shares outstanding, diluted	32,379,960	22,912,108

Earnings per common share:
Earnings per common share, basic	$0.26	$0.06

Earnings per common share, diluted	$0.24	$0.05

     At March 31, 2005, there were 866,562 stock options that were anti-dilutive and thus excluded from the diluted earnings per share computations, due to the fact that their exercise price was greater than the average market price per share of the quarter.

5. Student Loans

     The Company’s current loan portfolio consists of loans originated under the Federal Family Education Loan Program (FFEL Program or FFELP). The FFEL Program is subject to comprehensive reauthorization every five years and to statutory and regulatory changes. The most recent reauthorization was the Higher Education Amendments of 1998, which are scheduled to expire on September 30, 2005.

     There are three principal categories of FFELP loans: consolidation loans, Parent Loans for Undergraduate Students (PLUS) loans and Stafford loans. Generally, Stafford loans and PLUS loans have repayment periods of between five and ten years. Consolidation loans have repayment periods ranging from 12 to 30 years. At March 31, 2005 and December 31, 2004, the Company retained only FFELP loans in its portfolio.

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

COLLEGIATE FUNDING SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED—(Continued)

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

     Claims not immediately honored by the guarantor because of servicing or origination defects are returned for remedial servicing, during which period income is not earned. The Company’s servicing experience with FFELP loans resulted in zero rejected claims in both the three months ended March 31, 2005 and the three months ended March 31, 2004. There were three net rejected claims outstanding as of March 31, 2005 and December 31, 2004, respectively. The Company had no non-accrual loans at March 31, 2005 or December 31, 2004.

     The weighted average remaining term of student loans in the Company’s portfolio was approximately 22 years at both March 31, 2005 and December 31, 2004.

6. Allowance for Loan Losses

     The allowance for loan losses represents the amount estimated to absorb probable losses inherent in the portfolio. The evaluation of the allowance for loan losses is inherently subjective, as it requires material estimates that may be susceptible to significant changes. The key estimates used to determine the level of the allowance, include the probability of default and the related loss severity. In assessing the probabilities of default, management considers the performance of the Company’s portfolio, including delinquency and charge-off trends. In addition, because the portfolio has not matured to a point where predictable loss patterns have developed, management reviews the published Department of Education statistics and performance characteristics of the other lenders in developing the Company’s estimates of the probabilities of default. The primary factor impacting our risk sharing rate is the existence of the 98% guarantee of principal and interest on our loans. Generally, our loans carry a 98% guarantee of principal and accrued interest. In May 2004, the Company was notified by the Department of Education that it had been awarded Exceptional Performance status as a servicer and thus its loss claims on loans it services at SunTech, its loan servicing center, will be paid to 100% of the unpaid principal and interest for the twelve month period June 1, 2004 to May 31, 2005. As a result, the average risk-sharing rate used in our allowance computation at March 31, 2005, was 1.76%, compared to 2.00% at March 31, 2004. If this designation is not renewed at the end of May 2005, the average risk-sharing rate used in the allowance computation will increase.

     The following table details the allowance for loan losses:

	Three months ended
	March 31, 2005	March 31, 2004
Beginning balance	$4,961	$4,136
Provision	583	927
Charge-offs	—	(68)

Ending balance	$5,544	$4,995

     A loan is placed on non-accrual status at the point at which a guarantee claim is more than 60 days past due or it is concluded that collection of the claim is in doubt. Loans are charged off upon receipt of the final claim payment from the respective guarantor.

COLLEGIATE FUNDING SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED—(Continued)

7. Debt

Asset-backed notes and lines of credit

     The Company finances its loan originations through the sale of asset-backed notes in the capital markets, using both public offerings and private placements. Approximately 97% of the notes issued to date by the Company have been structured to a AAA credit rating. The notes issued are indexed to three month LIBOR or are auction rate based. After the initial issuance, interest rates on the auction rate notes are reset every 28 days. Fees are incurred at a rate equal to 0.26% per annum in connection with each monthly auction. These fees are recorded as a component of interest expense. The Company utilizes a warehouse credit facility principally to fund its retention of FFELP loan originations, of which such loans collateralize the associated borrowings. The Company pays the warehouse credit facility a credit spread over the commercial paper rate, typically a 30-day rate. On December 1, 2004, the Company received a temporary increase in the warehouse facility to permit financing up to $1.4 billion through the end of February 2005, after which the facility returned to $1.0 billion. The principal balances outstanding, interest rates and maturity dates are as follows:

	March 31, 2005		December 31, 2004
	Principal		Principal
	outstanding	Interest rate	outstanding	Interest rate	Type	Maturity date
2005A Series
Class A-1	$330,000	2.92%	$—	—%	LIBOR	September 2014
Class A-2	422,000	2.99	—	—	LIBOR	December 2021
Class A-3	310,000	3.03	—	—	LIBOR	March 2027
Class A-4	282,000	3.10	—	—	LIBOR	March 2035
Class B	56,000	3.20	—	—	LIBOR	December 2037
2004A Series
Class A-1	164,056	3.14	192,298	2.60	LIBOR	December 2013
Class A-2	350,000	3.26	350,000	2.72	LIBOR	June 2021
Class A-3	207,000	3.30	207,000	2.76	LIBOR	September 2026
Class A-4	140,000	3.43	140,000	2.89	LIBOR	September 2030
Class A-5 – 6	111,700	2.78	111,700	2.35-2.37	Auction	December 2043
Class B	55,700	2.75	55,700	2.50	Auction	December 2043
2003B Series
Class A-1	156,016	3.19	177,936	2.65	LIBOR	September 2013
Class A-2	250,000	3.35	250,000	2.81	LIBOR	March 2021
Class A-3 – 7	485,000	2.78-3.15	485,000	2.33-2.45	Auction	December 2043
Class B1-2	52,000	2.85-3.35	52,000	2.45-2.50	Auction	December 2043
2003A Series
Class A-1	—	—	5,261	2.61	LIBOR	March 2012
Class A-2	308,205	3.39	319,025	2.85	LIBOR	September 2020
Class A-3 – 6	352,400	2.77-3.16	352,400	2.33-2.50	Auction	March 2042
Class B	42,350	3.00	42,350	2.58	Auction	March 2042
2002 Series
Class A-8 – 15	442,650	2.80-3.28	461,100	2.28-2.50	Auction	July 2042
Class B	30,000	3.07	30,000	2.58	Auction	July 2042
2001 Series
Class A-1 – 7	430,500	2.83-3.28	430,500	2.35-2.52	Auction	December 2041
Class B	31,600	2.93	31,600	2.53	Auction	December 2041
Warehouse Facility	304,700	3.02	1,088,800	2.55		July 2006

Total	$5,313,877		$4,782,670

COLLEGIATE FUNDING SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED—(Continued)

Other debt

     The Company entered into a revolving credit agreement on October 30, 2003. Borrowings under this line bear interest at either LIBOR or prime rate at the Company’s option. On May 17, 2002, the Company also issued a fixed-rate note for $15,000 related to the acquisition of the predecessor company by Lightyear Fund, L.P. (Lightyear) and its affiliates.

	March 31, 2005		December 31, 2004
	Principal	Interest	Principal	Interest
	outstanding	rate	outstanding	rate	Maturity date
Fixed-rate note	$14,538	4.47%	$14,486	4.47%	June 2007
Revolving line of credit	—	—	—	—	July 2005

Total	$14,538		$14,486

     In July 2004, the Company repaid $42,109 of the revolving line of credit and the commitments were reduced to $30,000.

8. Derivative Financial Instruments

     The Company has not designated any of its derivatives as SFAS No. 133 hedge relationships and therefore records changes in their value as derivative mark-to-market on the statement of income. The impact of the cash payments and accruals are reported as swap interest on the consolidated statements of income. The fair value of the derivatives that are positive is included with other assets on the balance sheet and the fair value of the derivatives that are negative is included in accrued liabilities on the balance sheet.

     The Company is exposed to interest rate risk as its asset-backed debt notes are indexed to short-term indices (LIBOR and auction rates) and the assets behave as fixed rate assets in the current interest rate environment. Derivative instruments are utilized to reduce the Company’s interest rate risk. The key terms of the derivatives are as follows:

				March 31, 2005		December 31, 2004
	Notional	Maturity	Pay—	Receive—floating		Receive—floating
Derivative type	amount	date	fixed rate	rate (LIBOR)	Fair value	rate (LIBOR)	Fair value
Swap	$250,000	01/26/2005	1.89%	—%	$—	2.42%	$96
Cap (Sold)	250,000	01/26/2005	2.09	—	—	2.23	(82)
Swap	550,000	04/28/2005	1.55	2.85	614	2.42	1,945
Swap	450,000	01/25/2006	3.23	2.85	1,473	—	—

Total, net					$2,087		$1,959

COLLEGIATE FUNDING SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED—(Continued)

9. Major Business Customers and Sources of Revenue

     Certain business customers generated significant amounts of the Company’s fee income. Fee income from our top two customers was:

	Three months ended
	March 31,
Customer	2005	2004
First	$22,281	$11,689
Second	2,680	4,187

10. Stock Incentive Plan

     Effective May 17, 2002, the Company initiated the 2002 Stock Incentive Plan to provide additional incentives to key personnel. The maximum aggregate number of shares of common stock that be issued is 1,001,070 shares of common stock. On May 17, 2002, the Company granted 450,481 stock options with an exercise price of $0.91 per common share, the fair market value of a share of common stock at issuance. Subject to certain conditions, portions of the options may have accelerated vesting to vest on the anniversary dates of the grants. For any year that the specified conditions are not met, the options not then vesting will vest in 2009. In connection with the execution of employment agreements with management entered into at the time of the initial public offering, options to purchase 184,697 shares of common stock vested in July of 2004. At March 31, 2005 and March 31, 2004, 265,784 and 81,087 shares were vested, respectively. In addition, in connection with the initial public offering, the Company amended and restated its stock incentive plan and increased the maximum number of shares which may be issued to 2,788,250 shares of common stock. In July 2004, the Company granted options to purchase 866,552 shares of common stock with an exercise price of $16.00 per share. The Company also granted 262,075 shares of restricted stock, with a fair value of $4,193.

     The fair value of the options granted in 2002 under the Black-Scholes option pricing model assumed: an interest rate of approximately 3%; no dividends; volatility of approximately 25%; and an expected life of seven years. This options pricing model requires the input of subjective assumptions. Using this model, the fair value of the options as of the grant date was approximately $140.

     The fair value of the options granted in 2004 under the Black-Scholes option pricing model assumed an interest rate of approximately 4%; 0.80% dividend yield; volatility of approximately 29%; and an expected life of 4.5 years. Using this model, the fair value of the options as of the grant date was $4,020.

     In accordance with SFAS No. 123, the Company recognized the fair value of the stock options and restricted stock as compensation expense, allocated over the vesting period. Stock compensation expense related to these stock options and restricted stock was $490 for the first quarter of 2005 and $5 for the first quarter of 2004.

     In addition, upon the successful completion of the initial public offering, executive officers were paid a one-time bonus of $500 in cash and $900 in non-cash stock compensation. The executives are restricted from selling the stock for one year following the completion of the initial public offering.

COLLEGIATE FUNDING SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED—(Continued)

11. Segment Data

     The Company’s reportable segments are its loan origination operations and its loan servicing operations. The Company’s accounting policies for segments are the same as those described in the “Summary of Significant Accounting Policies.”

     The following table presents segment data for the three months ended March 31, 2005:

	Loan	Loan
	origination	servicing	Eliminations	Consolidated
Net revenue
Interest income	$53,867	$207	$—	$54,074
Interest expense	37,114	—	—	37,114

Net interest income	16,753	207	—	16,960
Provision for loan losses	583	—	—	583

Net interest income after provision for loan losses	16,170	207	—	16,377
Fee income	27,418	5,141	(1,933)	30,626

Net revenue	43,588	5,348	(1,933)	47,003
Expenses
Salaries and related benefits	13,410	2,601	—	16,011
Other selling, general and administrative expenses:
Marketing and mailing costs	10,559	1	—	10,560
Communications and data processing	1,316	615	—	1,931
Management and consulting fees	313	287	—	600
Professional fees	1,462	211	—	1,673
Depreciation and amortization	1,377	452	—	1,829
Other general and administrative	4,203	469	(1,933)	2,739

Total other selling, general and administrative expenses	19,230	2,035	(1,933)	19,332
Swap interest (income)	(1,121)	—	—	(1,121)
Derivative and investment mark-to-market (income)	(306)	—	—	(306)

Total expenses	31,213	4,636	(1,933)	33,916

Income before income taxes and accretion of dividends on preferred stock	$12,375	$712	$—	$13,087

Total assets — March 31, 2005	$5,569,440	$17,352	$—	$5,586,792

Total assets — December 31, 2004	$5,025,992	$16,799	$—	$5,042,791

     Intercompany transactions of $1,933 in other operating expenses in the loan origination segment were paid as fee income to the loan servicing segment and are eliminated in the consolidated financial statements.

COLLEGIATE FUNDING SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED—(Continued)

     The following table presents segment data for the three months ended March 31, 2004:

	Loan	Loan
	origination	servicing	Eliminations	Consolidated
Net revenue
Interest income	$26,698	$166	$—	$26,864
Interest expense	13,078	—	—	13,078

Net interest income	13,620	166	—	13,786
Provision for loan losses	927	—	—	927

Net interest income after provision for loan losses	12,693	166	—	12,859
Fee income	18,573	4,597	(1,397)	21,773

Net revenue	31,266	4,763	(1,397)	34,632
Expenses
Salaries and related benefits	11,658	2,323	—	13,981
Other selling, general and administrative expenses:
Marketing and mailing costs	6,425	—	—	6,425
Communications and data processing	1,256	452	—	1,708
Management and consulting fees	563	375	—	938
Professional fees	966	89	—	1,055
Depreciation and amortization	772	478	—	1,250
Other general and administrative	3,372	434	(1,397)	2,409

Total other selling, general and administrative expenses	13,354	1,828	(1,397)	13,785
Swap interest expense	1,582	—	—	1,582
Derivative and investment mark-to-market (income)	(226)	—	—	(226)

Total expenses	$26,368	$4,151	$(1,397)	$29,122

Income before income taxes and accretion of dividends on preferred stock	$4,898	$612	$—	$5,510

     Intercompany transactions of $1,397 in other operating expenses in the loan origination segment were paid as fee income to the loan servicing segment and are eliminated in the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our results of operations and financial condition for the three months ended March 31, 2005 and 2004 should be read in conjunction with the Company’s unaudited consolidated financial statements and the notes to those statements included in this report. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Our results of operations, our financial condition, and the price of our common stock may be affected by many factors, some of which are outside of our control. For a discussion of certain of these factors, see Exhibit 99.1 to this report, which is incorporated herein by reference.

Overview

     We are a vertically integrated education finance company that markets, originates, finances and services education loans. We originated or facilitated the origination of $4.4 billion and $1.0 billion in education loans in the full year 2004 and the first three months of 2005, respectively. We believe we are one of the more significant originators of federal and private education loans in the United States. Of our total loan originations for the full year 2004 and the three months ended March 31, 2005, $4.0 billion and $0.9 billion, respectively, were federally guaranteed consolidation student loans made through the Federal Family Education Loan Program, which we refer to as the FFEL Program or FFELP. Beginning in May 2003, we increased our focus on private education loans and, for the full year 2004 and the three months ended March 31, 2005, we originated or facilitated the origination of $417.1 million and $82.0 million, respectively, of these loans. As of March 31, 2005, we also serviced approximately $11.5 billion in student loans made to over 445,000 customers.

     In 2002, we adopted a strategy of retaining a larger portion of the federally guaranteed loans we originate, which has resulted in our holding a portfolio of loans that has grown from $973.1 million at December 31, 2002, to $5.1 billion at March 31, 2005. Prior to 2002, we sold substantially all of our completed loan applications to third parties and received fees for those applications at the time of sale.

     We believe that retaining FFELP loans in our portfolio benefits the Company because it generally provides greater long-term value to the Company than selling these loans, although our net income in current periods has been lower than it would have been had we sold a larger percentage of the FFELP loans we originate. Among the benefits of retaining loans is our ability to take advantage of these loans’ limited credit risk and other characteristics which allow us to realize a greater revenue stream over the life of the loan. Selling the remainder of our originated loan applications permits us to maintain a diversified source of funding for loan processing and origination and build our relationships with financial institutions that purchase our loans. We have sold and will continue to sell a portion of the FFELP loan applications we originate in order to capitalize upon market opportunities, provide sources of funding for loan processing and origination expenses and generate additional operating cash flow. We do not currently fund, purchase or retain any private loans; however, if we determine that retaining private loans would benefit the Company, we may do so in the future.

     During the first quarter of 2005, the Company continued to expand its marketing channels bringing its total relationships with colleges and universities and other affinity partners to 1,090 at March 31, 2005, an increase of 42 since December 31, 2004.

     The following table sets forth for the three months ended March 31, 2005 and 2004 our loan applications sold and retained and the loans in our portfolio.

Loan Originations and Portfolio

	Three months ended March 31,
	2005		2004
	Dollars	%	Dollars	%
		(dollars in millions)
FFELP consolidation, PLUS, Stafford loans:
Sold(1)	$400.3	42.3%	$380.4	38.7%
Retained	545.1	57.7	601.6	61.3

Total FFELP loans originated(2)	945.4	100.0%	982.0	100.0%

Private loans:
Sold(3)(4)	82.0	100.0%	46.0	100.0%
Retained	—	—	—	—

Total private loans originated	82.0	100.0%	46.0	100.0%

Total loans originated	$1,027.4		$1,028.0

Portfolio of loans (all FFELP):(5)
Monthly average for period	$4,825.5		$3,123.2

Period end	$5,055.7		$3,420.6

(1)	Reflects the principal balance of loans with respect to which we sold the originated applications.

(2)	The three months ended March 31, 2005 and 2004, include $936.7 million and $980.9 million, respectively, of FFELP consolidation loans.

(3)	Reflects the principal balance of loans with respect to which we facilitated the origination by third party lenders.

(4)	Includes Health Education Assistance consolidation loans which equaled $0 and $0.5 million for the three months ended March 31, 2005 and 2004, respectively.

(5)	Substantially all the loans in our portfolio are FFELP consolidation loans. Currently, our portfolio does not contain any private loans. Amounts reflect principal balance of loans without adjustments for deferred loan costs which, as of March 31, 2005 and 2004, totaled $61.4 million and $33.4 million, respectively. Amounts also do not reflect the allowance for loan losses of $5.5 million and $5.0 million as of March 31, 2005 and 2004, respectively.

     In April 2004, we acquired Members Connect Inc. d/b/a Youth Media & Marketing Networks (Y2M). Y2M provides affinity marketing of products and services, with a focus on education finance products and services targeted at college students and recent college graduates. Y2M uses direct mail, the internet and print media in its marketing efforts, which it complements by publishing online college newspapers. From the acquisition of Y2M in April 2004 to December 31, 2004, and for the three months ended March 31, 2005, Y2M facilitated the origination of $358 million and $115 million of FFELP consolidation loans, respectively. Y2M generates revenue from the loans originated through affinity marketing agreements and advertising fees from its online college newspaper publishing operations. Y2M supplements our affinity marketing strategy through which we market and originate loans through relationships with certain alumni associations and industry groups with whom we co-brand our loan products.

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

     Our revenue in any period is directly affected by the amount of loans we originate and service, as well as the percentage of those originated loan applications that we decide to retain. We currently plan to retain in our portfolio approximately 50% of the FFELP loans we originate this year. We will periodically review our allocation of FFELP loan originations between loans we retain and loan applications we sell, and, accordingly, our allocation may change from period to period. Our reasons for altering our loan retention target may include the characteristics of the loans we originate, the interest rate environment, the requirements under our arrangements with financial institutions which acquire loan applications from us and the volume of consolidation loan applications originated during the period. Moreover, because we set this targeted allocation on an annual, rather than quarterly, basis, our quarterly allocations may fluctuate, sometimes significantly.

     Our fee income in any period will be directly affected by the volume of originated loan applications we are able to complete and that we elect to sell to third parties and the pricing we receive on those sales. We expect that the percentage of our net revenue earned from fees on loan applications we sell to decrease as we continue to retain in our portfolio a significant percentage of the loans we originate. We expect the amount of our fees on loan applications we sell from private education loans to increase as a result of an increase in the number of private education loans that we originate or facilitate for origination; however, if we were to retain education loans in the future, we will not receive fees for the loans we retain and the total amount of our fees for sales of private loan application could decrease.

     Our net interest income in any period will be affected by the size of our retained loan portfolio and by the extent to which the interest income we earn on our loan portfolio and cash balances exceeds our interest expense on the debt we incur to finance our portfolio of loans and operating expenses. In general, increases in interest rates will decrease our interest income, while decreases in interest rates will increase our interest income. More specifically, should interest rates rise, we will receive less of the additional yield on our loans which we refer to as fixed rate floor income. Fixed rate floor income is the additional net interest income we earn as a result of a decline in short-term interest rates from the rates used to fix the borrower’s rate on a consolidation loan. As a result of the decline in short-term interest rates over the last three years, we have earned fixed rate floor income during the past three years.

     We believe that a significant driver of the growth in consolidation loan originations during the past three years has been the increased awareness of consolidation loans on the part of many borrowers who have been out of school for more than one year, as well as on the part of more recent graduates. This recent increase in awareness is a result of extensive marketing efforts by us and other lenders in this market coupled with the effects of the recent low interest rate environment that has heightened interest in these products among both borrowers and lenders. We believe that a substantial percentage of borrowers who have been out of school for more than one year have consolidated their loans in the past several years and, as a result, the pool of borrowers seeking to consolidate their loans in the short-term may decrease. We also believe that the decrease should be offset by the growing numbers of graduates entering repayment in 2006 and 2007. Nevertheless, our ability to maintain or grow our consolidation loan origination volume depends heavily upon our ability to increase our share of the consolidation loan origination market. We believe that our recent addition of Youth Media & Marketing Networks should contribute to our ability to increase our market share. We also expect that as the demand grows in financing to bridge the gap between the cost of higher education and government-backed financial aid, the amount of private loans we market or originate in the future will increase through expanded use of our direct-to-consumer marketing platform.

     The most significant components of our operating expenses in our loan origination segment are salaries and benefits and marketing expenses. Substantially all of our marketing expenses and a majority of our salaries and benefits in this segment are incurred in anticipation of generating loan originations. Although such expenses are variable, we may require one to two quarters to reduce expenses. Our results of future operations could be lower due to these expenditures.

     We increased our marketing expenses from $6.4 million for the first three months of 2004 to $10.6 million for the first three months of 2005. We expect our marketing expenses to be higher in 2005 than in 2004, in part as a result of our marketing of new products and our acquisition of Y2M. We expect that our expenses will also increase as a result of being a public company.

Quarterly Fluctuations

     Our quarterly results of operations have varied significantly in the past and are expected to continue to vary significantly in the future. Our quarterly results of operations in any period will be particularly affected by the amount and timing of our loan application referrals. Because we target a percentage of our loan originations to be retained on an annual, rather than quarterly basis, our quarterly results of operations will fluctuate. A number of additional factors, some of which are outside of our control, will cause our quarterly results to fluctuate, including:

•	an increase in loan consolidation in November and December, as a result of the expiration of the six-month grace period for spring graduates;

•	the effects of the July 1 reset in borrower interest rates. We give borrowers who complete loan applications during the second quarter the option to fund their loans prior to July 1, when the old rate is effective, or after July 1, when the new rate is effective. Accordingly, if any year’s borrower rate increases from the prior year’s borrower rate, a higher percentage of completed applications will be originated in the second quarter; conversely, if any year’s borrower rate decreases over the prior year’s borrower rate, the origination of a significant portion of the loan applications completed in the second quarter will be shifted to the third quarter. In light of recent increase in interest rates generally, we expect that borrower interest rates will increase before July 1.

•	seasonal patterns affecting private in-school loans, primarily an increase in private in-school loan originations in the third and fourth quarter as students obtain loans to pay tuition and a decrease in private in-school loan activity in the second quarter;

•	seasonal patterns affecting marketing expenses, as we generally market most heavily in the second and third quarters of the year in an effort to inform recent college graduates of their consolidation options and offer private in-school loans to students paying tuition;

•	the impact of general economic conditions;

•	changes in interest rates; and

•	the introduction of new product offerings.

Components of Net Revenue

     We have two primary categories of revenue: net interest income and fee income, which since April 2003 has included servicing fee income and since April 2004 has included advertising income.

Net Interest Income

     Our net interest income is the excess of interest income we earn on our loan portfolio and cash balances over our interest expense on the debt we incur to finance our portfolio of loans and for general operating purposes. Net portfolio margin equals the weighted average yield on our loans and restricted cash less the interest expense on the debt we incur to finance our retained loans. The current and future interest rate environment can and will affect our net interest income and net portfolio margin.

     Interest income. Substantially all the loans in our portfolio currently are FFELP consolidation loans that bear interest at a fixed rate. In addition, in certain interest rate environments we may earn amounts on FFELP loans in excess of the fixed rate of interest due from the borrower. Specifically, the Department of Education will pay us the amount by which a federally determined floating rate exceeds the fixed borrower rate. This amount is a Special Allowance Payment, or SAP, and is based on a formula with respect to FFELP loans held in our portfolio. SAPs, with respect to our FFELP consolidation loans, are generally paid whenever the average of the 91-day financial commercial paper rate in a calendar quarter plus a spread of 2.64% exceeds the rate of interest which the borrower is obligated to pay. With respect to the Stafford loans in repayment status and PLUS loans in our portfolio, SAPs are generally paid whenever the average of the 91-day financial commercial paper rate in a calendar quarter plus a spread of 2.34% or 2.64%, respectively exceeds the borrower rate. Should interest rates rise, we would receive SAPs on loans in our portfolio.

     Our interest income is presented net of amortized origination fees. We pay a one-time loan fee of 0.50% to the Department of Education on origination of consolidation, Stafford and PLUS loans, which is amortized over the expected life of the loan. This origination fee is required by the Department of Education to be paid by all lenders upon the origination of FFELP loans. Our interest income is also reduced by a rebate fee, which is required by the Department of Education to be paid to the Department of Education by all holders of FFELP consolidation loans on a monthly basis at a rate equal to 1.05% per annum on the FFELP consolidation loans we hold at the end of the month. Our interest income will also be reduced by incentives we offer to borrowers that are designed to attract new borrowers and improve their payment behavior. One incentive program reduces a borrower’s interest rate by 0.25% per annum for so long as the borrower makes monthly payments through automatic deductions from his or her checking or savings account. Approximately 30% of our borrowers currently participate in this program. In addition, we offer borrowers an on-time incentive program that reduces their interest rates by 1.00% per annum after as they make their first 36 payments on time and for so long as they continue to make subsequent payments on time. Because we have implemented this program only recently, it has not resulted to date in any significant reduction in interest income. However, we expect the on-time incentive program to reduce the interest income we earn on our loan portfolio commencing in 2005, particularly with respect to loans of borrowers participating in the automatic deduction programs.

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

     Net portfolio margin and net interest income. In certain interest rate environments, part of our net portfolio margin includes fixed-rate floor income. Fixed-ate floor income is the additional net portfolio margin we receive as a result of a decline in short-term interest rates from the rates used to fix the borrower’s rate on a consolidation loan. Fixed-rate floor income represents the amount by which interest income, determined at the borrower’s fixed rate, exceeds the amount determined using the Department of Education computed variable rate. As a result of the decline in short-term interest rates over the last three years, we have earned fixed-rate floor income during the past three years. Fixed-rate floor income is reduced, and can be eliminated, in a rising interest rate environment.

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

     In May 2004, we were notified by the Department of Education that we had been awarded Exceptional Performance status as a servicer and thus our loss claims on loans we service at SunTech will be paid to 100% of the unpaid principal and interest for the twelve month period June 1, 2004 to May 31, 2005. Our loan loss allowance at March 31, 2005 reflects this status. If the Exceptional Performance status is not continued after May 31, 2005, then loss claims will be paid to 98% of the unpaid principal and interest and loan losses reserved would need to be increased to reflect this change in status.

     The evaluation of the allowance for loan losses is inherently subjective, as it requires material estimates that may be subject to significant changes. The provision for loan losses reflects activity for the applicable period and provides an allowance at a level that our management believes is adequate to cover probable losses inherent in the loan portfolio.

     A loan is placed on non-accrual status at the point at which its guarantee claim is more than 60 days past due or it is concluded that collection of the claim is in doubt. Through March 31, 2005, no loans had been placed on non-accrual status.

Fee Income

     Fees on loan application sales. In our loan origination segment, we receive fees for selling FFELP consolidation and private consolidation loan applications to third parties and for marketing private in-school loans for third parties. We receive a fixed fee for each completed FFELP application we sell to third parties. Generally, the amount of the fee is set forth in forward purchase agreements with third parties which are negotiated for between one- and three-year terms and apply to an aggregate number of loan applications sold during each year of the agreement. We also receive fee income from third parties to whom we sell completed private consolidation loan applications and for whom we market private in-school loans. We are paid when a private lender funds a loan that we referred to that lender or its originating partner. Generally, the fee is calculated based on a percentage of the funded amount of the loan. This rate is set forth in agreements with the third parties which have a term of one year, with respect to private consolidation loans, and three years, with respect to private loans, and applies to an aggregate amount of loans funded each year. We recognize revenue from the loan application sales when the loans are funded.

     Fees for servicing. Since acquiring SunTech in April 2003, we have received fee income for performing loan servicing activities for third parties pursuant to servicing agreements. Servicing fees under these agreements are calculated based on the number of accounts serviced for each client and specific activities such as disbursement or filing claims with guarantee agencies. The fees are billed monthly. The terms of the agreements vary from one year to the life of the applicable loan portfolio. The intracompany servicing fees paid to our servicer for servicing our own portfolio are eliminated in our consolidated financial statements. Servicing rights recorded on our balance sheet total $0.6 million at March 31, 2005 and relate to the remaining unamortized balance recorded in connection with our acquisition of SunTech. Because we were not the owner of any loans that we currently service for third parties, nor have we paid for the right to service any other loan, we do not have any other servicing rights recorded on our balance sheet.

     Advertising income. Since acquiring Y2M in April 2004, we have received advertising income associated with its national network of college newspapers. Income is recorded as contracted, with the heaviest volume occurring in the third quarter as advertisers target students returning to school in the fall.

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

Critical Accounting Policies

     Our significant accounting policies are described in Note 3 to the Consolidated Financial Statements. We prepare our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. In Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2004, we summarized the policies and estimates that we believe to be most critical in understanding the judgments involved in preparing our financial statements and the uncertainties that could affect our results of operations, financial condition and cash flows. There have been no material changes on such policies or estimates since we filed our Annual Report on Form 10-K for the year ended December 31, 2004.

Recent Accounting Pronouncements

   Share-based payment

     In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment. This statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation and establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and for the recording of liabilities that are based on the fair-value of these equity instruments. The approach is similar to Statement 123; however the revised statement requires all share-based payments to employees be expensed based on fair value, with pro forma disclosure no longer an option. Since we currently expenses costs related to its options issued to employees using the fair-value method as outlined in the original FASB No. 123, the impact of the new statement is expected to be immaterial. We are evaluating the impact of other differences, including recording incremental compensation costs/credits related to modification of terms or conditions of awards and recording the effect of possible future forfeitures. Per a recent SEC announcement, the effective date of this statement has been deferred for non-small business registrants with fiscal years ended December 31 to the beginning of the first interim or annual reporting period that begins after January 1, 2006.

Results of Operations

   Three months ended March 31, 2005 compared to three months ended March 31, 2004

     Net revenue. Net revenue was $47.0 million for the three months ended March 31, 2005, an increase of 35.8% from net revenue of $34.6 million for the three months ended March 31, 2004. The increase in net revenue was primarily the result of increases in net interest income on the expanding student loan portfolio and fee income on loan originations, offset in part by an increase in interest expense on asset-backed securitizations.

   Net interest income

     Interest income. Interest income increased by $27.2 million, or 101.1%, to $54.1 million for the three months ended March 31, 2005 compared with $26.9 million for the three months ended March 31, 2004. This increase was the result of an increase in the average balance of loans in our portfolio, which grew to $4.9 billion in the three months ended March 31, 2005 from $3.1 billion for the comparable period of 2004. We retained $545.1 million of loan originations in the first quarter of 2005. The average yield on our loan portfolio increased to 5.49% for the three months ended March 31, 2005 from 4.44% for the comparable period of 2004 due to increases in short-term interest rates. We received SAPs totaling $15.9 million and $1.1 million for the 2005 and 2004 periods, respectively. We received fixed rate floor income of $2.1 million and $6.5 million for the three months ended March 31, 2005 and March 31, 2004, respectively. The decrease in fixed rate floor income was primarily the result of the decrease in the average balance of loans in our portfolio earning fixed rate floor income, as a result of increasing short-term interest rates. Interest income on restricted cash increased $0.7 million to $0.9 million for the 2005 period compared to $0.2 million for the 2004 period. Other interest income was $0.3 million for the three months ended March 31, 2005 and $0.2 million for the three months ended March 31, 2004. We expect interest rates will increase in the short-term and, as a result our average yield and SAPs should increase, while our floor income should decrease or be eliminated entirely.

     Interest expense. Interest expense increased by $24.0 million, or 183.2%, to $37.1 million for the three months ended March 31, 2005 from $13.1 million for the comparable period of 2004 as a result of increased debt balances and higher interest rates. Our average debt balance under our warehouse and asset-backed securitizations increased by $1.8 billion to $5.1 billion for the 2005 period from $3.3 billion for the 2004 period. Interest expense on this debt increased $24.2 million to $36.6 million in the three months ended March 31, 2005 compared with $12.4 million in the three months ended March 31, 2004. Our average cost of funds was 2.96% for the 2005 period and 1.54% for the 2004 period. Interest expense on other debt obligations decreased to $0.5 million in the three months ended March 31, 2005 compared with $0.6 million in the comparable three months of 2004, primarily as a result of having no outstanding balance on our revolving line of credit during the first quarter of 2005. We expect interest rates to rise and interest expense to increase.

     Provision for loan losses. We recorded a provision of $0.6 million for the three months ended March 31, 2005 compared with a provision of $0.9 million in the three months ended March 31, 2004. The reduced provision in 2005 resulted from the Company being awarded in May 2004, Exceptional Performance status by the Department of Education and claims with respect to FFELP loans being guaranteed at 100% for the period June 1, 2004 to May 31, 2005. If not renewed, our provision for loan losses would be increased.

     Net portfolio margin and net interest income after provision for loan losses. Net portfolio margin decreased to 1.38% for the three months ended March 31, 2005 from 1.77% for the three months ended March 31, 2004,primarily due to an increase in our average cost of funds, partly offset by a rise in yield on earnings assets. Net portfolio margin is a non-GAAP financial measure. We believe that net portfolio margin is useful in evaluating the earnings performance of our portfolio. A reconciliation of net portfolio margin to the most comparable information which has been prepared in accordance with GAAP is provided below. See “-Net Portfolio Margin Analysis.” As a result of the foregoing, net interest income after provision for loan losses increased by $3.5 million to $16.4 million for the 2005 period compared to $12.9 million for the 2004 period.

     Fee income

     The table below describes the increases in the components of fee income for the period ended March 31, 2005 compared with the period ended March 31, 2004.

	Three months ended		Increase
	March 31,		(Decrease)
	2005	2004	Dollars	%
	(dollars in millions)
Fee Income:
Fees on loan application sales	$26.0	$18.6	$7.4	39.8%
Fees for servicing	3.2	3.2	—	—
Advertising income	1.4	—	1.4	N/A

Total	$30.6	$21.8	$8.8	40.4%

     Fees on loan application sales. The increase in fees on loan application sales reflects the higher percentage and increased volume of loans originated and sold to third parties during the 2005 period compared with the 2004 period, as well as better pricing for the sale of completed loan applications under our forward purchase agreements. The amount of loans originated that were sold to, or marketed for, third parties increased to $482.3 million in the 2005 period from $426.4 million for the 2004 period. Included in fees on loan application sales was a one-time payment of $0.8 million as a result of our contract with a liquidity provider. Also, included in our fees on loan application sales were fees for marketing private in-school loans, which increased to $2.7 million for the 2005 period from $1.5 million in the comparable period of 2004, as the volume of private loan applications originated for the quarter increased 78.3% to $82.0 million from $46.0 million a year ago.

     Fees for servicing. On a separate segment basis, we recorded loan servicing income for the 2005 and 2004 periods of $5.1 million and $4.6 million, respectively, including $1.9 million and $1.4 million, respectively from the servicing of loans in our portfolio. As of March 31, 2005, SunTech serviced $11.5 billion of loans, an increase of 5.0% from the amount of loans serviced at December 31, 2004 and an increase of 20.4% from the amount of loans serviced at March 31, 2004.

     Advertising income. The increase in advertising income reflects the online college newspaper publishing operations of Y2M, which was acquired in April 2004.

     Expenses. Total expenses, excluding derivative related (income) expense, increased $7.5 million, or 27.0%, to $35.3 million for the three months ended March 31, 2005 compared to $27.8 million for the three months ended March 31, 2004, primarily as a result of higher marketing expenses and the April 2004 acquisition of Y2M.

     Salaries and benefits increased $2.0 million, or 14.3%, to $16.0 million for the 2005 period compared to $14.0 million for the 2004 period due to increased salaries and benefits in our loan origination segment primarily from the acquisition of Y2M, increased bonuses and incentives and higher health care costs.

     Marketing expenses increased $4.2 million to $10.6 million for the three months ended March 31, 2005 compared to $6.4 million for the three months ended March 31, 2004, due to an increase in marketing activities across all of our product lines, including an increased focus on marketing private loans, increased direct mail and internet advertising in response to the national “do not call” list introduced in September 2003, and the acquisition of Y2M in April 2004.

     Communications and data processing expenses increased $0.2 million for the three months ended March 31, 2005 compared to the comparable period of 2004 primarily due to higher postage and delivery expenses and increased systems maintenance expenses. Management and consulting fees decreased by $0.3 million to $0.6 million for the 2005 period from $0.9 million for the 2004 period. Professional fees increased $0.6 million to $1.7 million for the three months ended March 31, 2005 compared to $1.1 million for the three months ended March 31, 2004 as a result of an increase in external consultant expenses. Other general and administrative expenses increased $0.3 million, or 12.5%, for the three months ended March 31, 2005 compared to the same period of 2004 as a result of increased travel, recruiting, corporate insurance and disposals of property and equipment. Depreciation and amortization increased $0.5 million to $1.8 million in the 2005 period compared to $1.3 million in the 2004 period, primarily as a result of the acquisition of additional computer equipment, software and other property in 2004 and 2005.

     Derivatives and investments. Our interest rate swaps and cap resulted in aggregate swap interest income of $1.1 million for the three months ended March 31, 2005 compared to $1.6 million of swap interest expense for the three months ended March 31, 2004, and derivative mark-to-market income of $0.3 million for the 2005 period compared to income of $0.2 million for the comparable 2004 period. The increase in aggregate swap interest income and derivative mark-to-market income is primarily the as a result of rising short-term interest rates.

     Income tax provision. Income tax provision increased by $3.0 million to $5.2 million for the three months ended March 31, 2005 compared to a $2.2 million for the three months ended March 31, 2004, reflecting higher earnings.

     Net income. Net income increased to $7.9 million for the three months ended March 31, 2005 from $1.2 million for the three months ended March 31, 2004, primarily as result of the increase in interest and fee income, offset in part by higher selling, general and administrative expenses. Net income for 2004 included a $2.1 million charge for the accretion of dividends on preferred stock compared with no charge in 2005, as a result of the payment of the liquidation preference of the preferred stock with proceeds of the initial public offering in July 2004.

Financial Condition

   At March 31, 2005 compared to December 31, 2004

     Total assets increased $0.6 billion to $5.6 billion at March 31, 2005 from $5.0 billion at December 31, 2004. This was primarily due to an increase in our loan portfolio of approximately $0.4 billion, to $5.1 billion at March 31, 2005 from $4.7 billion at December 31, 2004. All of the loans in our portfolio are FFELP loans and over 99% are consolidation loans.

     Total liabilities increased $0.5 billion to $5.4 billion at March 31, 2005 from $4.9 billion at December 31, 2004. The growth in liabilities was the result of an increase in debt incurred to finance our loan portfolio.

     Stockholders’ equity increased $8.4 million to $200.1 million at March 31, 2005 from $191.7 million at December 31, 2004 primarily as a result of net income for the first three months of 2005.

Liquidity and Capital Resources

     We finance our operations through operating cash flow and borrowings under a warehouse facility, asset-backed securitizations and a revolving line of credit. Operating activities provided net cash of $16.0 million in the first three months of 2005, an increase of $15.2 million from the net cash provided by operating activities of $0.8 million in the first three months of 2004. This increase in the 2005 period compared with the 2004 period was due in part to an increase in net income of $6.7 million, a decrease in income taxes receivable of $5.5 million and an increase in accrued interest payable of $3.9 million. Net cash used in investing activities decreased to $454.5 million in the first three months of 2005 from $595.9 million in the first three months of 2004 primarily as a result of the lower originations and purchases of student loans in our portfolio and higher net proceeds from student loan principal payments. Net cash provided by financing activities decreased to $449.5 million in the first three months of 2005 from $595.5 million in the first three months of 2004, primarily as a result of a decrease in the net difference between proceeds from and payments on asset-backed notes and lines of credit and an increase in the restricted cash balance. We believe that the use of our warehousing capacity, continued access to the asset-backed securitization market and forward purchase agreements will provide adequate liquidity to fund our operations, loan processing and originations and capital expenditures for the foreseeable future.

     We have a $3.0 million revolving credit facility maturing in July 2005. The revolving line of credit bears interest, payable quarterly, at LIBOR plus 3.50%. We are also required to pay a commitment fee of 0.50% on undrawn amounts under the facility. The facility is secured by substantially all of our non-student loan assets, including the outstanding capital stock or limited liability company membership interests of all of our wholly-owned operating subsidiaries other than subsidiaries that hold our loan portfolio. The credit facility contains certain mandatory prepayment and commitment reduction provisions and event of default provisions (including relating to a change of control), as well as affirmative and negative covenants, which include restrictions on the payment of dividends, incurrence of additional debt and capital expenditures. In addition, we are subject to, and in compliance with, certain financial covenants, including ratios related to fixed charges coverage, interest coverage and leverage. We and certain of our subsidiaries have guaranteed all of our obligations under the credit agreement. As of March 31, 2005, there was no outstanding balance on this revolving line of credit.

     In July 2003, we obtained a one-year, $500.0 million conduit warehouse financing facility to fund our loan originations. In February 2004, we requested and received a temporary increase in this facility to permit financing up to $1.0 billion to permit us to finance additional loans prior to issuing asset-backed securities in April 2004, and as of the end of April 2004 capacity under the facility returned to $500.0 million. In November, 2004, we permanently increased this facility to $1.0 billion. We use the warehouse facility to fund our loan originations until such time as we accumulate sufficient loans to effectively access the asset-backed securitization market, and we may seek to expand our warehouse availability from time to time to continue to most efficiently access that market, although we do not have a contractual right to increase this facility at this time. We pay a fee of 0.14% per annum on the unused portion of the facility and, accordingly, have maintained availability at levels we believe are appropriate to fund our loan originations. The ability to draw on the $1.0 billion warehouse facility expires in July 2005 unless extended. It must be repaid in full by July 2006 unless extended. The $1.0 billion warehouse facility is provided by five commercial paper conduits with liquidity support provided by two national financial institutions. The facility is secured by our portfolio of loans financed under the facility. The interest rate on funds advanced by the conduit lender is calculated based on the commercial paper rate plus a margin and for funds advanced by the liquidity provider at the Eurodollar rate plus 1.0% or the alternate base rate. The interest rate on amounts outstanding under the warehouse facility on March 31, 2005 was 3.02%. As of March 31, 2005, $304.7 million was outstanding under our warehouse facility. The conduit facility contains certain affirmative and negative covenants as well as reporting requirements and covenants relating to loan servicing. The affirmative covenants require us to, among other things, preserve the federal guarantee on our FFELP loan portfolio. An event of default under the conduit facility will occur if, among other things, the federal guarantee on FFELP loans is reduced, the excess spread on the loans in our portfolio drops below a certain rate or the default rate of loans in our portfolio exceeds a certain percentage. The Company expects to extend or replace this facility.

     In February 2005 and in 2004, 2003 and 2002 we issued $1.4 billion, $1.1 billion, $1.9 billion and $500.0 million, respectively, of asset-backed notes in order to retain loans on our balance sheet. These secured financings were issued primarily in the domestic capital markets and are secured by separate pools of FFELP loans. Securities issued in our securitizations accrue interest based on a rate of a spread to LIBOR or set under an auction procedure related to the securities as more fully described below. The securitization transactions require certain levels of cash reserves and require that we distribute cash flows to the bondholders on a priority basis. Other than cash paid for servicing and administration, all of the cash flows from our securitized assets have been paid to the bondholders and, therefore, have not been available to us for business operations.

     As part of our securitization transactions, we borrowed funds in excess of the principal balance of the loans included in the applicable securitization transactions. A portion of these additional funds was used to repay our other indebtedness and fund our operations. The timing of future cash flows may be affected by the amount of loans in our portfolio in grace or deferment status or for which we have granted forbearance and the level of delinquencies. In the first three months of 2005, we made $84.7 million in principal payments and in the comparable 2004 period, we made $35.0 million in principal payments on our asset-backed securitizations. Our rights to cash flows from securitized loans are subordinate to noteholders interests and these loans may fail to generate any cash flows beyond what is due to be paid to the noteholders. We anticipate continuing to access the domestic asset-backed securitization market in 2005 and subsequent years. The timing of future issuances will depend on market conditions.

     On May 17, 2002, in connection with our acquisition by Lightyear and its affiliates, CFSL Acquisition Corp. issued a 4.47% subordinated note, due June 30, 2007, in the principal amount of $15.0 million to the previous owners of the Company. The note may be redeemed at any time at the option of the Company, and must be redeemed in the event of a change of control of the Company.

     The following tables summarize our indebtedness and capital leases outstanding as of March 31, 2005 and December 31, 2004:

	As of March 31, 2005
	Principal		Interest
	amount		Percent of total	rate range	Final maturity(2)
	(dollars in millions)
Warehouse facility	$304.7		5.7%	3.02%	07/18/06(3)
Asset-backed notes: (1)
Notes based on LIBOR	2,975.3		55.8	2.92% - 3.43%	03/01/12 - 12/28/37
Notes based on auction rates	2,033.9		38.2	2.58% - 3.35%	12/01/41 - 12/28/43

Total asset-backed notes and warehouse facility	5,313.9		99.7
Revolving line of credit	—		—	—	07/06/05
Fixed-rate notes	14.5	(4)	0.3	4.47%	06/30/07
Fixed-rate capital leases	1.6		—	6.00% - 7.82%	05/10/10

Total	$5,330.0		100.0%

	As of December 31, 2004
	Principal		Percent	Interest
	amount		of total	rate range	Final maturity(2)
	(dollars in millions)
Warehouse facility	$1,088.8		22.7%	2.55%	07/18/06(3)
Asset-backed notes: (1)
Notes based on LIBOR	1,641.5		34.2	2.60% - 2.85%	03/01/12 - 09/30/30
Notes based on auction rates	2,052.4		42.8	2.28% - 2.58%	12/01/41 - 12/28/43

Total asset-backed notes and warehouse facility	4,782.7		99.7
Revolving line of credit	—		—	—	07/06/05
Fixed-rate notes	14.5	(4)	0.3	4.47%	06/30/07
Fixed-rate capital leases	1.7		—	6.00% - 7.82%	05/10/10

Total	$4,798.9		100.0%

(1)	Issued in securitization transactions.

(2)	The final maturity date is the stated legal maturity of the applicable class of notes. However, the principal of the notes is paid based on the receipt of principal payments under the applicable pools of loans and is expected to be paid prior to the final maturity date.

(3)	The warehouse facility may be drawn upon to July 2005, unless it is extended, and must be repaid by July 18, 2006.

(4)	Balances are net of unamortized discount of $0.5 million as of both March 31, 2005 and December 31, 2004.

     Payments on outstanding indebtedness and capital and operating lease obligations are due after March 31, 2005, in varying amounts as follows:

	Total	< 1 year	1 - 3 years	3 - 5 years	> 5 years
	(dollars in millions)
Warehouse facility	$304.7	$—	$304.7	—	$—
Asset-backed notes(1)	5,009.2	—	—	—	5,009.2
Other indebtedness(2)	14.5	—	14.5	—	—
Capital lease obligations	1.6	0.5	1.0	0.1	—
Operating lease obligations	8.5	1.9	2.4	2.5	1.7

Total	$5,338.5	$2.4	$322.6	$2.6	$5,010.9

(1)	Principal on our asset-backed notes will be paid based on receipt of principal payments under the applicable pools of loans and is expected to be paid prior to final maturity date of the notes.

(2)	Fixed- rate note outstanding of $14.5 million, net of unamortized discount.

     In addition, we have forward purchase agreements under which we are obligated to sell a minimum amount of FFELP loan applications, refer private education loan applications and sell all of the funded private consolidation loan applications we originate. These commitments generally run for between one and three years. As of March 31, 2005 and December 31, 2004, we were obligated to sell approximately one-third of calendar year 2005 FFELP consolidation volume in loan applications at contractual rates under various agreements through December 31, 2005.

Off Balance Sheet Arrangements

     We do not have any off balance sheet arrangements. As described above, all of our asset-backed securitizations are treated as indebtedness on our balance sheet.

Loan Portfolio

     The table below describes the components of our loan portfolio as of March 31, 2005 and December 31, 2004:

	As of March 31,		As of December 31,
	2005		2004
	(dollars in millions)
		Percent		Percent
	Principal(1)	of total	Principal(1)	of total
FFELP loans:
Consolidation	$5,041.4	99.7%	$4,601.5	99.8%
PLUS	7.6	0.2	6.3	0.1
Stafford	6.7	0.1	5.1	0.1

Total	$5,055.7	100.0%	$4,612.9	100.0%

(1) Amounts reflect principal balance of loans without adjustments for deferred loan costs which, as of March 31, 2005, totaled $61.4 million and as of December 31, 2004, totaled $51.9 million, respectively. Amounts also exclude the allowance for loan losses of $5.5 million as of
March 31, 2005 and $5.0 million as of December 31, 2004.

     The table below shows the repayment status of loans and delinquency amounts as of March 31, 2005 and December 31, 2004. Delinquencies have the potential to adversely impact our earnings through increased servicing and collection costs and write-offs.

	As of March 31,			As of December 31,
	2005			2004
		Percent of	Percent of		Percent of	Percent of
		of loan	loans in		total	Loans in
	Principal(1)	portfolio	repayment	Principal(1)	loan portfolio	repayment
	(dollars in millions)
Loans in school/grace/deferment(2)	$617.0	12.2%		$536.7	11.6%
Loans in forbearance(3)	392.6	7.8		335.8	7.2
Loans in repayment status:
Current	3,734.3	73.9	92.3%	3,457.0	75.0	92.4%
Delinquent 31-60 days(4)	133.2	2.6	3.3	110.5	2.4	3.0
Delinquent 61-90 days	54.5	1.1	1.3	40.4	0.9	1.1
Delinquent over 90 days(5)	124.1	2.4	3.1	132.5	2.9	3.5

Total loans in repayment	4,046.1	80.0	100.0%	3,740.4	81.2	100.0%

Total loan portfolio	$5,055.7	100.0%		$4,612.9	100.0%

(1)	Amounts reflect principal balance of loans without adjustments for deferred loan costs, which, as of March 31, 2005 and December 31, 2004 totaled $61.4 million, and $51.9 million, respectively. Amounts also do not reflect the allowance for loan losses of $5.5 million and $5.0 million as of March 31, 2005 and December 31, 2004, respectively.

(2)	Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(3)	Loans for borrowers who have temporarily ceased making full payments due to hardship or other factors, according to a schedule approved by the servicer consistent with the established loan program servicing procedures and policies.

(4)	The period of delinquency is based on the number of days scheduled payments are contractually past due and relate to loans in repayment status, that is, receivables not charged off, and not in school, grace, deferment or forbearance.

(5)	Includes loans of $12.3 million and $13.6 million as of March 31, 2005 and December 31, 2004, respectively, in claim status, which are loans that are more than 270 days past due, which have gone into default and have been submitted to the guaranty agency for FFELP loans to process the claim for payment.

The following table summarizes our loan portfolio by interest rate ranges as of March 31, 2005 and December 31, 2004.:

	As of March 31, 2005		As of December 31, 2004
	Current		Current
	principal	Weighted	principal	Weighted
	balance	average	balance	average
	outstanding(1)	maturity	outstanding(1)	maturity
Interest rate range	(in millions)	(yrs)	(in millions)	(yrs)
2.500%-2.999%	$594.4	22.6	$553.0	22.8
3.000%-3.499%	869.9	22.8	751.6	23.2
3.500%-3.999%	1,138.8	21.9	1,019.8	22.0
4.000%-4.499%	939.9	21.1	854.5	21.2
4.500%-4.999%	443.8	22.2	400.7	22.4
5.000%-5.499%	209.3	22.5	180.8	22.9
5.500%-5.999%	191.0	22.6	189.4	22.7
6.000%-6.499%	192.2	22.0	209.1	21.6
6.500%-6.999%	170.3	21.7	176.6	21.2
7.000%-7.499%	88.7	22.9	81.9	22.9
7.500%-7.999%	84.5	22.6	77.4	22.7
8.000%-8.499%	132.9	22.3	118.1	22.3

	$5,055.7	22.1	$4,612.9	22.2

(1)	Amounts reflect principal balance of loans without adjustments for deferred loan costs, which, as of March 31, 2005 and December 31, 2004 totaled $61.4 million, and $51.9 million, respectively. Amounts also do not reflect the allowance for loan losses of $5.5 million and $5.0 million as of March 31, 2005 and December 31, 2004, respectively.

Net Portfolio Margin Analysis

     The following table sets forth the net portfolio margin on average student loans and restricted cash for the periods indicated. Net portfolio margin is a non-GAAP financial measure. Net portfolio margin equals the weighted average yield on our loans and restricted cash after amortization of capitalized origination costs and purchase accounting adjustments, less the weighted average interest expense on the debt we incur to finance our loans. A reconciliation of net portfolio margin to the most comparable financial measurement that has been prepared in accordance with GAAP is provided below. Management believes that net portfolio margin provides investors with information that is useful in evaluating the earnings performance of our loan portfolio.

	Three months ended March 31,
	2005		2004
	Dollars	%	Dollars	%
	(dollars in thousands)
Student loan and restricted cash yield	$67,980	5.49%	$35,831	4.44%
Department of Education rebate(1)	(12,904)	(1.04)	(8,487)	(1.05)
Amortization(2)	(1,332)	(0.11)	(665)	(0.08)

Net student loan and restricted cash yield	53,744	4.34	26,679	3.31
Asset-backed notes and lines of credit	(36,649)	(2.96)	(12,406)	(1.54)

Net portfolio margin	17,095	1.38	14,273	1.77
Floor income	(2,076)	(0.17)	(6,537)	(0.81)

Net portfolio margin net of floor income	$15,019	1.21%	$7,736	0.96%

Average balance of student loans and restricted cash	$5,021,433		$3,245,276

(1)	Reflects the 1.05% per annum rebate fee on FFELP consolidation loans that is paid monthly divided by the average balance of student loans and restricted cash.

(2)	Represents the amortization of capitalized origination costs and purchase accounting adjustments, including the 0.50% fee payable to the Department of Education on the origination of FFELP loans.

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

	Three months ended March 31,
	2005				2004
			Average				Average
		Interest	rate			Interest	rate
	Average	income/	earned/		Average	income/	earned/
	balance	expense	paid		balance	expense	paid
	(dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$20,762	$330	6.45%		$14,745	$185	5.05%
Restricted cash	139,503	905	2.63		92,122	226	0.99
Student loans	4,881,930	67,075	5.57		3,153,154	35,605	4.54
Department of Education rebate(1)		(12,904)	(1.07)			(8,487)	(1.08)
Amortization(2)		(1,332)	(0.11)			(665)	(0.08)

Student loans after Department of Education rebate and amortization	4,881,930	52,839	4.39		3,153,154	26,453	3.38

Total interest-earning assets	$5,042,195	$54,074	4.35%		$3,260,021	$26,864	3.31%

Interest-bearing liabilities:
Asset-backed notes and lines of credit	$5,055,096	$36,649	2.94%		$3,283,244	$12,406	1.52%
Other debt obligations, net	14,512	436	12.18		39,606	639	6.49
Capital lease obligations	1,689	29	6.96		1,871	33	7.09

Total interest-bearing liabilities	$5,071,297	$37,114	2.97		$3,324,721	$13,078	1.58

Net interest income and margin		$16,960	1.36	%(3)		$13,786	1.70	%(3)

Reconciliation to net portfolio margin:
Net interest income		$16,960				$13,786
Less: interest income on cash and cash equivalents		(330)				(185)
Plus: interest expense on other debt obligations, net		436				639
Plus: interest expense on capital lease obligations		29				33

Net portfolio margin		17,095				14,273
Less: floor income		(2,076)				(6,537)

Net portfolio margin net of floor income		$15,019				$7,736

(1)	Reflects the 1.05% per annum rebate fee on FFELP consolidation loans that is paid monthly divided by the average balance of student loans.

(2)	Represents the amortization of capitalized origination costs and purchase accounting adjustments, including the 0.50% fee payable to the Department of Education on the origination of FFELP loans.

(3)	Net interest margin is net interest income divided by the average total interest-earning assets.

Interest Rate Risk

     Because we expect to generate a significant portion of our earnings from the difference, or spread, between the yield we receive on our loan portfolio of student loans and the cost of financing these loans, our results of operations are sensitive to interest rates. We fund our loan portfolio with variable-rate debt. Due to the low interest rate environment that existed from 2002 through the present, our loan portfolio is yielding excess net interest income, which is referred to as fixed rate floor income, as a result of a decline in short-term rates from the rates used to fix the borrower’s rate on a consolidation loan. See Risk Factors described in Exhibit 99.1 to this report which is incorporated by reference herein.

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

     We have earned fixed-rate floor income during the past three years. Fixed-rate floor income is reduced and can be eliminated in a rising interest rate environment. For the three months ended March 31, 2005, our student loan portfolio had a weighted average interest rate of 4.25% compared with 4.28% for the year ended December 31, 2004.

     One objective when financing our loan portfolio is to manage interest rate risk through:

•	match-funding of loan assets with associated secured borrowings and

•	utilizing interest rate swaps and other derivative instruments, described below, to minimize the adverse effect of interest rate fluctuations in the near term.

     During 2003, 2004 and 2005, we entered into certain derivative instrument contracts to help manage our interest rate risk. The table below summarizes the derivative instruments to which we were a party at March 31, 2005:

					March 31, 2005		December 31, 2004
					Receive—		Receive—
Derivative	Notional	Maturity	Pay—		floating	Fair	floating
type	amount	Date	fixed rate		rate (LIBOR)	value(3)	rate (LIBOR)	Fair value(3)
Swap(1)	$250,000	01/26/2005	1.89%		—%	$—	2.42%	$96
Cap (Sold)(2)	250,000	01/26/2005	—	(2)	—	—	2.23	(82)
Swap(1)	550,000	04/28/2005	1.55		2.85	614	2.42	1,945
Swap(1)	450,000	01/25/2006	3.23		2.85	1,473	—	—

Total, net						$2,087		$1,959

(1)	Under the interest rate swaps, we agree to pay a fixed rate in exchange for a floating rate. The interest rate swap effectively converts a portion of our variable-rate debt to a fixed rate for a period of time thereby fixing the relative spread between a portion of our loan assets equal to the size of the swap notional amount.

(2)	The payments on the cap were to be made only when the 91-day commercial paper rate exceeded 2.09%. Payments of $74 were made in first quarter 2005 and payments of $54 were made for the year 2004.

(3)	Reflects the value to the Company of the interest rate swaps and the cap assuming the applicable swap or cap was terminated as of March 31, 2005 or December 31, 2004.

     We have not designated any of these derivative instruments to met the criteria for hedge accounting. See “Critical Accounting Policies—Accounting for Derivatives.”

     Forward interest rate sensitivity. The following table shows the changes in net interest income, swap interest expense, derivative mark-to-market expense and income before tax provision (benefit) and accretion of dividends on preferred stock for a 12-month period based on an increase or decrease in interest rates in effect on April 1, 2005, which is maintained for the entire period shown and applied to our interest-earning assets and interest-bearing liabilities as of March 31, 2005, assuming normal portfolio payment patterns for the periods presented and no additional originations.

     We held two derivative contracts as of March 31, 2005, to help mitigate the economic impact of changing interest rates. With respect to swap interest expense and derivative mark-to-market expense, we have applied the change to interest rates in effect on April 1, 2005, through the maturity date of the applicable derivative. Because the derivatives are not accounted for as accounting hedges under SFAS No. 133, we present their effect in a separate line item, swap interest (income) expense, in the income statement.

	Twelve months beginning April 1, 2005
	Decrease of	Increase of	Increase of	Increase of
	100 basis	100 basis	200 basis	300 basis
	points	points	points	points
	(dollars in millions)
Estimated increase (decrease) in net interest income	$12.5	$(8.7)	$(14.1)	$(17.5)
Estimated decrease (increase) in swap interest expense(1)	(4.1)	4.1	8.2	12.4
Estimated decrease (increase) in derivative mark-to-market expense(1)(2)	(2.1)	(2.1)	(2.1)	(2.1)

Increase (decrease) in income before income tax provision (benefit) and accretion of dividends on preferred stock	$6.3	$(6.7)	$(8.0)	$(7.2)

(1)	Our derivative instruments in effect as of March 31, 2005, mature on April 28, 2005, and January 25, 2006, respectively.

(2)	Represents the aggregate mark-to-market liability as of March 31, 2005, based on the maturity of the derivatives in place at that time.

Cautionary Notice Regarding Forward-looking Statements

     This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenue or performance, future loan originations, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. When used in this report, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” or future or conditional verbs, such as “will,” “should,” “could” or “may,” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends and data are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith, and we believe there is a reasonable basis for them. However, we can not assure that our expectations, beliefs and projections will be achieved.

     A number of risks and uncertainties could cause our actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause our actual results to differ materially from the forward-looking statements we make in this report are set forth in Exhibit 99.1 to this report, which is incorporated herein by reference. All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this report and are expressly qualified in their entirety by the cautionary statements included in this report. We undertake no obligation to update or revise forward-looking statements to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events unless we have an obligation to do so under the federal securities laws. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

     Included within Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Controls and Procedures

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005. Based upon that evaluation and subject to the foregoing, our chief executive officer and chief financial officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

     There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregulated Sales of Equity Securities and Use of Proceeds

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

COLLEGIATE FUNDING SERVICES, INC. (Registrant)

Date: May 09, 2005	By: /s/ Kevin A. Landgraver

Name: Kevin A. Landgraver
Title: Executive Vice President and Chief Financial Officer
(on behalf of the Registrant and as Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1	Agreement relating to Acquisition of Youth Media & Marketing Networks, dated as of April 21, 2004, among Collegiate Funding Services, LLC, Affinity Acquisition Corp., Members Connect Inc. and the company’s stockholders (incorporated by reference to Exhibit 2.1 to the registration statement on Form S-1 (Reg. No. 333-114466))

3.1	Amended and Restated Certificate of Incorporation of Collegiate Funding Services, Inc. (incorporated by reference to Exhibit 3.1 to the registration statement on Form S-1 (Reg. No. 333-114466))

3.2	Amended and Restated By-Laws of Collegiate Funding Services, Inc. (incorporated by reference to Exhibit 3.2 to the registration statement on Form S-1 (Reg. No. 333-114466))

4.1✓	Stockholders Agreement, dated May 17, 2002, by and among CFSL Holdings Corp., CFSL Acquisition Corp. and the investors listed on Schedule A thereto (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-1 (Reg. No. 333-114466))

4.2	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.2 to the registration statement on Form S-1 (Reg. No. 333-114466))

4.3	Indenture of Trust from Collegiate Funding Services Education Loan Trust I and U.S. Bank National Association, as Eligible Lender Trustee to U.S. Bank National Association, as Indenture Trustee, dated as of November 1, 2001, together with First Supplemental Indenture of Trust, dated November 1, 2001 and Second Supplemental Indenture of Trust, dated July 1, 2002 (incorporated by reference to Exhibit 4.3 to the registration statement on Form S-1 (Reg. No. 333-114466))

4.4	Indenture of Trust between Collegiate Funding Services Education Loan Trust 2003-A and U.S. Bank National Association, as Eligible Lender Trustee and as Trustee, dated as of February 1, 2003 (incorporated by reference to Exhibit 4.4 to the registration statement on Form S-1 (Reg. No. 333-114466))

4.5	Indenture of Trust between Collegiate Funding Services Education Loan Trust 2003-B and U.S. Bank National Association, as Eligible Lender Trustee and as Trustee, dated as of November 1, 2003 (incorporated by reference to Exhibit 4.5 to the registration statement on Form S-1 (Reg. No. 333-114466))

4.6	Indenture of Trust between Collegiate Funding Services Education Loan Trust 2004-A and U.S. Bank National Association, as Eligible Lender Trustee and as Trustee, dated as of April 1, 2004 (incorporated by reference to Exhibit 4.6 to the registration statement on Form S-1 (Reg. No. 333-114466))

4.6.1	Indenture of Trust between Collegiate Funding Services Education Loan Trust 2005-A and The Bank of New York, as Eligible Lender Trustee and as Trustee, dated as of February 1, 2005 (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K of Collegiate Funding Services Education Loan Trust 2005-A (File No., 333-112232-02))

4.7	Subordinated Note of CFSL Acquisition Corp., dated May 17, 2002, issued to NOBS Capital Ventures, L.L.C. (incorporated by reference to Exhibit 4.7 to the registration statement on Form S-1 (Reg. No. 333-114466))

10.23*	Amendment No. 1 to Employment Agreement by and between Collegiate Funding Services, Inc. and J. Barry Morrow

10.24*	Form of Amendment No. l to Employment Agreement for Executive Vice Presidents

10.25*	Amendment No. 1 to Employment Agreement by and between Collegiate Funding Services, Inc. and John Reeves.

31.1*	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

32.1**	Section 1350 Certification by Chief Executive Officer

32.2**	Section 1350 Certification by Chief Financial Officer

99.1*	Risk Factors relating to the Registrant

✓	CFSL Holdings Corp. has subsequently changed its name to Collegiate Funding Services, Inc.

†	Confidential treatment has been granted for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act.

*	Filed herewith

**	Furnished herewith