Form 10-Q
period 2005-06-30
COLLEGIATE FUNDING SERVICES INC
filed 2005-08-05
CIK 1286686

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Quarter Ended June 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ____________
Commission file number: 000-50846
Collegiate Funding Services, Inc.
(Exact name of Registrant as Specified in Charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	04-3649118 (I.R.S. Employer Identification Number)
10304 Spotsylvania Avenue
Suite 100
Fredericksburg, Virginia 22408
(540) 374-1600
(Name, Address, Including Zip Code and Telephone Number, Including Area Code of Agent for Service)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. Yes ☑ ☐
Indicate the number of share outstanding of each of the issuer’s classes of common stock, as of the latest practicable date
32,152,123 Shares of Common Stock, par value $.001 per share, were outstanding as of July 29, 2005.

PART I. – FINANCIAL INFORMATION
Item 1. Financial Statements
COLLEGIATE FUNDING SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30,	December 31,
	2005	2004
	(unaudited)
Assets
Cash and cash equivalents	$14,242	$12,925
Restricted cash	128,087	80,128
Accounts receivable, net	9,560	10,353
Student loans, net of allowance of $6,900 and $4,961, respectively	5,412,749	4,659,842
Accrued interest receivable	61,710	42,844
Income taxes receivable	1,525	6,588
Property and equipment, net	14,223	14,622
Goodwill	192,260	188,729
Deferred financing costs, net	19,644	15,560
Other assets	12,152	11,200

Total assets	$5,866,152	$5,042,791

Liabilities and stockholders’ equity

Liabilities
Asset-backed notes and lines of credit	$5,586,741	$4,782,670
Other debt obligations, net	14,589	14,486
Capital lease obligations	1,507	1,749
Accounts payable	2,756	2,315
Accrued interest payable	5,220	5,116
Other accrued liabilities	26,992	26,074
Deferred income taxes, net	21,067	18,669

Total liabilities	5,658,872	4,851,079

Stockholders’ equity
Common stock — par value $0.001, 120,000,000 shares authorized, 32,152,123 and 30,764,848 shares issued and outstanding as of June 30, 2005 and December 31, 2004, respectively	32	30
Additional paid-in capital	158,939	157,823
Retained earnings	48,309	33,859

Total stockholders’ equity	207,280	191,712

Total liabilities and stockholders’ equity	$5,866,152	$5,042,791

See accompanying notes.

COLLEGIATE FUNDING SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
(unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2005	2004	2005	2004
Net revenue
Interest income	$63,808	$31,194	$117,882	$58,058
Interest expense	46,743	15,518	83,857	28,596

Net interest income	17,065	15,676	34,025	29,462
Provision for (reversal of) loan losses	2,205	(1,467)	2,788	(540)

Net interest income after provision for (reversal of) loan losses	14,860	17,143	31,237	30,002
Fee income	38,747	20,976	69,373	42,749

Net revenue	53,607	38,119	100,610	72,751
Expenses
Salaries and related benefits	17,269	16,172	33,280	30,153
Other selling, general and administrative expenses:
Marketing and mailing costs	14,126	10,887	24,686	17,312
Communications and data processing	2,115	1,799	4,046	3,507
Management and consulting fees	360	799	960	1,737
Professional fees	2,155	1,374	3,828	2,429
Depreciation and amortization	1,916	1,347	3,745	2,597
Other general and administrative	4,296	2,645	7,035	5,054

Total other selling, general and administrative expenses	24,968	18,851	44,300	32,636
Swap interest (income) expense	(290)	2,023	(1,411)	3,605
Derivative and investment mark-to-market expense (income)	819	(5,888)	513	(6,114)

Total expenses	42,766	31,158	76,682	60,280

Income before income tax provision and accretion of dividends on preferred stock	10,841	6,961	23,928	12,471
Income tax provision	4,260	2,705	9,478	4,909

Income before accretion of dividends	6,581	4,256	14,450	7,562
Accretion of dividends on preferred stock	—	2,192	—	4,308

Net income	$6,581	$2,064	$14,450	$3,254

Earnings per common share, basic	$0.21	$0.10	$0.47	$0.15

Earnings per common share, diluted	$0.20	$0.09	$0.45	$0.14

Weighted average common shares outstanding, basic	31,346,523	21,071,523	30,998,054	21,071,523

Weighted average common shares outstanding, diluted	32,413,322	22,925,616	32,413,187	22,924,733

See accompanying notes.

COLLEGIATE FUNDING SERVICES, INC.
CONSOLIDATED STATEMENT OF EQUITY
(dollars in thousands)
(unaudited)

		Additional
		paid-in	Retained
	Common stock	capital	earnings	Total
Balance, December 31, 2004	$30	$157,823	$33,859	$191,712
Exercise of warrants	2	(2)	—	—
Deferred compensation	—	1,118	—	1,118
Net income – January 1, 2005 through June 30, 2005	—	—	14,450	14,450

Balance, June 30, 2005	$32	$158,939	$48,309	$207,280

See accompanying notes.

COLLEGIATE FUNDING SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Six months ended
	June 30,
	2005	2004
Cash flows from operating activities
Net income	$14,450	$3,254
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of dividends on preferred stock	—	4,308
Depreciation and amortization	3,745	2,597
Loss on disposal of property and equipment	163	70
Reversal of loss on early lease termination	(119)	—
Deferred income tax provision	2,398	4,881
Amortization of deferred costs	5,483	2,475
Provision for (reversal of) loan losses	2,788	(540)
Provision for doubtful accounts	104	—
Changes in:
Accrued interest receivable	(18,866)	(8,445)
Accounts receivable and other assets	364	(4,740)
Income taxes receivable	5,063	—
Accounts payable	441	(153)
Accrued interest payable	104	1,457
Other accrued liabilities	1,032	(4,741)

Net cash provided by operating activities	17,150	423

Cash flows from investing activities
Originations and purchases of student loans	(1,002,995)	(977,838)
Net proceeds from student loan principal payments	244,382	97,688
Acquisitions, net of cash acquired	(4,679)	(34,957)
Net proceeds from disposals of property and equipment	6	—
Purchases of property and equipment	(2,989)	(2,648)

Net cash used in investing activities	(766,275)	(917,755)

Cash flows from financing activities
Proceeds from asset-backed notes and lines of credit	2,316,500	1,905,200
Payments on asset-backed notes and lines of credit	(1,512,429)	(979,094)
Proceeds from other debt obligations	—	34,000
Payments on other debt obligations	—	(5,750)
Payments on capital lease obligations	(242)	(205)
Payment of financing costs	(5,428)	(4,926)
Proceeds from notes receivable	—	181
Change in restricted cash	(47,959)	(38,731)

Net cash provided by financing activities	750,442	910,675

Net increase (decrease) in cash and cash equivalents	1,317	(6,657)
Cash and cash equivalents:
Beginning	12,925	14,436

Ending	$14,242	$7,779

Supplemental disclosures:
Cash payments for interest	$77,994	$23,423

Cash payments for income taxes, net	$6,394	$28

See accompanying notes.

COLLEGIATE FUNDING SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -UNAUDITED
(dollars in thousands, except per share data)
1. Nature of the Business
     Collegiate Funding Services, Inc. is a vertically integrated education finance company that markets, originates, finances and services federal and private education loans. The company markets education loans primarily through direct-to-consumer programs, including targeted direct mail, telemarketing and the internet. Using its direct-to-consumer platform, or DTC, along with other distribution channels and its origination capabilities, the company assists consumers in financing and refinancing the cost of undergraduate, graduate, professional, career and continuing education training. The DTC marketing strategy is supplemented with marketing through relationships with membership organizations, alumni associations, universities and other entities to reach customers and promote the company’s products under private-label and co-branded offerings. The company finances, retains and services a substantial portion of the loans it originates.
     Some completed federal and private consolidation and private loan applications are sold to and funded by third-party lenders, whereby the company receives a fee for its services. Other completed loan applications are funded through a subsidiary of the company and held and serviced by the company. The company has call centers located in Virginia and Florida. The company also has a loan servicing center in Mississippi and an affinity marketing subsidiary in Boston.
     On May 31, 2005, the company acquired the assets of International Education Finance Corporation, or IEFC, a company that provides international student loan programs. IEFC is a marketer of federally guaranteed and private education loans, serving both U.S. students going abroad and international students coming to the U.S. The acquisition provides the company entry into the market for international education finance solutions. The initial purchase price was $4,829, which included goodwill of $3,531, intangible assets of $992 and a net of $306 to other assets and payables. Under the terms of the agreement, goodwill and thus the purchase price would increase over a four-year period if IEFC were to achieve specific performance goals. We do not anticipate that any increase would be material. The operating results of IEFC have been included in the company’s consolidated financial statements since June 1, 2005.
     In April 2004, the company acquired Members Connect Inc. d/b/a Youth Media & Marketing Networks, or Y2M, a company that provides affinity marketing of products and services, with a focus on education finance products targeted at college students and recent college graduates. The purchase price was $35,890. The operating results of Y2M have been included in the company’s consolidated financial statements since April 21, 2004.
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

COLLEGIATE FUNDING SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –UNAUDITED –(Continued)
2. Initial Public Offering
          In July 2004, the company completed its initial public offering of common stock issuing 9,375,000 shares of common stock at $16.00 per share. The net proceeds of the offering of $135,596 were used to pay the $93,951 liquidation preference of all shares of the preferred stock issued by a subsidiary, and the remaining $41,645 was used to repay a portion of the amounts outstanding under the revolving line of credit. Immediately prior to the consummation of the offering, the company amended its amended and restated certificate of incorporation to eliminate the Class A Common Stock and Class B Common Stock and create a single class of common stock. As of the closing of the offering, the company’s authorized capital stock consisted of 120,000,000 shares of common stock, par value 0.1 cents per share and 20,000,000 shares of preferred stock, par value 0.1 cents per share, of which 30,446,523 shares of common stock were issued and outstanding and no shares of preferred stock were issued and outstanding. In addition, the company issued 318,325 shares of restricted and unrestricted stock and options for 636,312 shares to management in connection with the initial public offering. As of the closing of the offering the company had warrants outstanding to purchase 1,430,099 shares at an exercise price of 0.7 cents per share. Also, options to purchase a total of 1,317,033 shares were outstanding as of the closing of the offering. This total included options to purchase 450,481 shares at an exercise price of 91 cents per share and 866,552 shares at an exercise price of $16.00 per share.
3. Summary of Significant Accounting Policies
     Unaudited Interim Financial Statements
          The accompanying consolidated balance sheet as of June 30, 2005, consolidated statements of income for the three and six months ended June 30, 2005 and 2004, the consolidated statements of cash flows for the six months ended June 30, 2005 and 2004, and the consolidated statement of equity for the six months ended June 30, 2005, are unaudited. The unaudited financial statements include all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial statements. The information disclosed in the notes to the financial statements for these periods is unaudited. The results of operations for the six months ended June 30, 2005, are not necessarily indicative of the results to be expected for the entire fiscal year or for any future period and should be read in conjunction with the company’s annual audited consolidated financial statements and notes included in our Annual Report on Form 10-K dated March 29, 2005.
          The company’s quarterly results of operations have varied significantly in the past and are expected to continue to vary in the future. Quarterly results of operations in any period will be particularly affected by the amount and timing of loan sales. Since borrower interest rates are reset on July 1, we give borrowers who complete loan applications during the second quarter the option to fund their loans prior to July 1, when the new rate is effective. If any year’s borrower rate increases from the prior year’s borrower rate, a higher percentage of completed applications will likely be originated in the second quarter; conversely, if any year’s borrower rate decreases over the prior year’s borrower rate, the origination of a significant portion of the loan applications completed in the second quarter will likely be shifted to the third quarter.
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

COLLEGIATE FUNDING SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –UNAUDITED –(Continued)
     Other accounting policies
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
          The following details the computation of earnings per common share:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
		(unaudited)
Net income	$6,581	$2,064	$14,450	$3,254

Weighted average common shares calculation:
Weighted average common shares outstanding, basic	31,346,523	21,071,523	30,998,054	21,071,523
Treasury stock effect of warrants and options	1,066,799	1,854,093	1,415,133	1,853,210

Weighted average common shares outstanding, diluted	32,413,322	22,925,616	32,413,187	22,924,733

Earnings per common share:
Earnings per common share, basic	$0.21	$0.10	$0.47	$0.15

Earnings per common share, diluted	$0.20	$0.09	$0.45	$0.14

          At June 30, 2005, there were 2,028,135 stock options that were anti-dilutive and thus excluded from the diluted earnings per share computations, reflecting the fact that their exercise price was greater than the average market price per share of the quarter.

COLLEGIATE FUNDING SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –UNAUDITED –(Continued)
5. Student Loans
          The company’s loan portfolio consists primarily of loans originated under the Federal Family Education Loan Program. However, in the second quarter of 2005, the company began to market, purchase, retain and service credit-based private in-school loans. At June 30, 2005, the company had $5,349,294 in FFELP loans in its portfolio and $1,485 of private in-school loans. At December 31, 2004, the company retained only FFELP loans in its portfolio.
          The FFEL Program is subject to comprehensive reauthorization every five years and to statutory and regulatory changes. The most recent reauthorization was the Higher Education Amendments of 1998, which are scheduled to expire on September 30, 2005.
          There are three principal categories of FFELP loans: consolidation loans, Parent Loans for Undergraduate Students (PLUS) loans and Stafford loans. Generally, Stafford loans and PLUS loans have repayment periods ranging from five years to 10 years. Consolidation loans have repayment periods ranging from 12 years to 30 years.
          The company’s FFELP loans are guaranteed against the borrower’s default, death, disability or bankruptcy. Certain state or nonprofit guarantee agencies, which are reinsured by the federal government, provide the guarantee on FFELP loans. The loans are 100 percent guaranteed in cases of death, disability and bankruptcy and are guaranteed from 98 percent to 100 percent in other cases. The company accrues interest until receipt of proceeds from the guarantor.
          The FFELP loans also are subject to regulatory requirements relating to origination and servicing. In the event of default or the borrower’s death, disability or bankruptcy, the company files a claim with the insurer or guarantor of the loan, who, provided the loan has been properly originated and serviced, pays the company the unpaid principal balance and accrued interest on the loan, less risk-sharing in the case of defaults.
          Claims not immediately honored by the guarantor because of servicing or origination defects are returned for remedial servicing, during which period income is not earned. Rejected claims resulting from the company’s servicing experience with FFELP loans were zero during the three months ended June 30, 2005, one in the three months ended June 30, 2004, zero in the six months ended June 30, 2005, and one during the six months ended June 30, 2004. The company had no non-accrual loans at June 30, 2005, or December 31, 2004.
          The company has signed a commitment letter for student loan default insurance from a double-A rated insurer to cover a portion of any losses that might occur as result of holding private in-school loans. The policy is currently being reviewed for approval by the Commissioner of Insurance for the Commonwealth of Virginia.
          The weighted average remaining term of student loans in the company’s portfolio was approximately 22 years at both June 30, 2005, and December 31, 2004.

COLLEGIATE FUNDING SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –UNAUDITED –(Continued)
6. Allowance for Loan Losses
          The allowance for loan losses represents the amount management estimates will be needed to absorb probable losses inherent in the portfolio. The evaluation of the allowance for loan losses is inherently subjective, as it requires material estimates that may be susceptible to significant changes. The key estimates used to determine the level of the allowance include the probability of default and the related loss severity. In assessing the probabilities of default, management considers the performance of the company’s portfolio, including delinquency and charge-off trends. In addition, because the portfolio has not matured to a point where predictable loss patterns have developed, management reviews the published Department of Education statistics and performance characteristics of the other lenders in developing the company’s estimates of the probabilities of default. The primary factor impacting our risk sharing rate is the existence of the 98 percent guarantee of principal and interest on our loans. Generally, our loans carry a 98 percent guarantee of principal and accrued interest.
          In May 2004, the Department of Education notified the company that SunTech had been awarded exceptional performer status as a servicer, thus making its loss claims on loans it services at SunTech, its loan servicing center, eligible to be paid to 100 percent of the unpaid principal and interest for the 12-month period beginning June 1, 2004, instead of the standard 98 percent. In June 2005, the Department of Education notified the company that the exceptional performer designation had been withdrawn from SunTech. The designation was lost due to a processing problem that resulted in a number of borrowers not receiving final demand letters as required by the regulations.
          As soon as this problem was identified by the company in October 2004, it was corrected and self-reported to the Department of Education. The loss of the designation is retroactive to September 1, 2004. The company can reapply for the exceptional performer designation on September 1, 2005. Notwithstanding the revocation of the exceptional performer status, on August 1, 2005, Moody’s assigned CFS-SunTech a rating of SQ-1 – as a primary servicer of FFELP loans. This rating was the equivalent of the rating CFS-SunTech received in 2004, but reflects refinements that Moody’s has made to the rating scale in the two months preceding August 2005.
          Although it has challenged the determination, the company increased its loan loss reserve risk sharing rate for loans probable of default to 2.00 percent at June 30, 2005. As a result of the above, the average risk-sharing rate used in the allowance computation at June 30, 2005, was 2.00 percent, compared with 1.52 percent at June 30, 2004. In addition, a $750 provision and charge-offs were recorded for loans for which claims had been processed since September 1, 2004. This amount is in accrued liabilities awaiting a final determination from the Department of Education.
          The following table details the allowance for loan losses:

	Six months ended	Six months ended
	June 30, 2005	June 30, 2004
Beginning balance	$4,961	$4,136
Provision/(reversal)	2,788	(540)
Charge-offs	(849)	(123)

Ending balance	$6,900	$3,473

          For loans serviced for others, CFS-SunTech Servicing may be required to reimburse guaranty agencies for approximately $1,600. This amount represents the 2.00 percent difference in the insurance coverage on the defaulted student loans from September 1, 2004, to June 1, 2005. This amount is included in other accrued liabilities on the balance sheet.
          A loan is placed on non-accrual status at the point at which a guarantee claim is more than 60 days past due or management concludes that collection of the claim is in doubt. Loans are charged off upon receipt of the final claim payment from the specific guarantor.

COLLEGIATE FUNDING SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –UNAUDITED –(Continued)
7. Debt
     Asset-backed notes and lines of credit
          The company finances its loan originations through the sale of asset-backed notes in the capital markets, using both public offerings and private placements. Approximately 95 percent of the notes the company has issued to date have been structured to a AAA credit rating. The notes issued are indexed to three-month LIBOR or are auction-rate based. After the initial issuance, interest rates on the auction rate notes are reset every 28 days. Fees are incurred at a rate equal to 0.26 percent per annum in connection with each monthly auction. These fees are recorded as a component of interest expense. The company utilizes a warehouse credit facility principally to fund its retention of FFELP loan originations, and these FFELP loans collateralize the associated borrowings. The company pays the warehouse credit facility a credit spread over the commercial paper rate, typically a 30-day rate. On December 1, 2004, the company received a temporary increase in the warehouse facility to permit financing up to $1.4 billion through the end of February 2005, after which the facility returned to $1.0 billion. The ability to draw on the warehouse facility, which was scheduled to expire in July 2005, has been extended until July 2006. The principal balances outstanding, interest rates and maturity dates are as follows:

	June 30, 2005		December 31, 2004
	Principal		Principal
	outstanding	Interest rate	outstanding	Interest rate	Type	Maturity date
2005A Series
Class A-1	$295,059	3.50%	$—	—%	LIBOR	September 2014
Class A-2	422,000	3.57	—	—	LIBOR	December 2021
Class A-3	310,000	3.61	—	—	LIBOR	March 2027
Class A-4	282,000	3.68	—	—	LIBOR	March 2035
Class B	56,000	3.78	—	—	LIBOR	December 2037
2004A Series
Class A-1	124,278	3.53	192,298	2.60	LIBOR	December 2013
Class A-2	350,000	3.65	350,000	2.72	LIBOR	June 2021
Class A-3	207,000	3.69	207,000	2.76	LIBOR	September 2026
Class A-4	140,000	3.82	140,000	2.89	LIBOR	September 2030
Class A-5 – 6	111,700	3.28-3.34	111,700	2.35-2.37	Auction	December 2043
Class B	55,700	3.40	55,700	2.50	Auction	December 2043
2003B Series
Class A-1	139,954	3.58	177,936	2.65	LIBOR	September 2013
Class A-2	250,000	3.74	250,000	2.81	LIBOR	March 2021
Class A-3 – 7	485,000	3.15-3.30	485,000	2.33-2.45	Auction	December 2043
Class B-1-2	52,000	3.40-3.45	52,000	2.45-2.50	Auction	December 2043
2003A Series
Class A-1	—	—	5,261	2.61	LIBOR	March 2012
Class A-2	291,700	3.78	319,025	2.85	LIBOR	September 2020
Class A-3 – 6	352,400	3.18-3.34	352,400	2.33-2.50	Auction	March 2042
Class B	42,350	3.19	42,350	2.58	Auction	March 2042
2002 Series
Class A-8 – 15	442,650	3.18-3.40	461,100	2.28-2.50	Auction	July 2042
Class B	30,000	3.25	30,000	2.58	Auction	July 2042
2001 Series
Class A-1 – 7	411,050	3.20-3.38	430,500	2.35-2.52	Auction	December 2041
Class B	31,600	3.45	31,600	2.53	Auction	December 2041
Warehouse Facility	704,300	3.47	1,088,800	2.55		July 2006

Total	$5,586,741		$4,782,670

COLLEGIATE FUNDING SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –UNAUDITED –(Continued)
     Other debt
          The company entered into a revolving credit agreement on October 30, 2003. Borrowings under this line bear interest at either LIBOR or prime rate at the company’s option. On May 17, 2002, the company also issued a fixed-rate note for $15,000 related to the acquisition of the predecessor company by Lightyear Fund, L.P. and its affiliates.

	June 30, 2005		December 31, 2004
	Principal	Interest	Principal	Interest
	outstanding	rate	outstanding	rate	Maturity date
Fixed-rate note	$14,589	4.47%	$14,486	4.47%	June 2007
Revolving line of credit	—	—	—	—	October 2005

Total	$14,589		$14,486
          In July 2004, the company repaid $42,109 of the revolving line of credit and the commitments were reduced to $30,000. Effective June 30, 2005, the revolving line of credit was amended to extend the agreement for a 90-day period.
8. Derivative Financial Instruments
          The company has not designated any of its derivatives as SFAS No. 133 hedge relationships and therefore records changes in their value as derivative mark-to-market on the consolidated statements of income. The impact of the cash payments and accruals are reported as swap interest on the consolidated statements of income. The fair value of the derivatives that are positive is included with other assets on the balance sheet and the fair value of the derivatives that are negative is included in other accrued liabilities on the balance sheet.
          The company is exposed to interest rate risk because its asset-backed debt notes are indexed to LIBOR and auction rates. Derivative instruments are utilized to reduce the company’s interest rate risk. The key terms of the derivatives are as follows:

				June 30, 2005		December 31, 2004
	Notional	Maturity	Pay—	Receive—floating		Receive—floating
Derivative type	amount	date	fixed rate	rate (LIBOR)	Fair value	rate (LIBOR)	Fair value
Swap	$250,000	01/26/2005	—%	—%	$—	2.42%	$96
Cap (Sold)	250,000	01/26/2005	—	—	—	2.23	(82)
Swap	550,000	04/28/2005	—	—	—	2.42	1,945
Swap	450,000	01/25/2006	3.23	3.31	1,269	—	—

Total, net					$1,269		$1,959

9. Major Business Customers and Sources of Revenue
          Two business customers generated significant amounts of the company’s fee income. Fee income from these customers totaled:

	Three months ended		Six months ended
	June 30,		June 30,
Customer	2005	2004	2005	2004
First	$31,267	$9,819	$53,548	$21,508
Second	2,865	1,833	5,544	3,332

COLLEGIATE FUNDING SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –UNAUDITED –(Continued)
          On June 7, 2005, Collegiate Funding Services, LLC, received from The Student Loan Corporation, or SLC, an affiliate of Citibank, N.A., a letter notifying CFS that SLC and Citibank would be terminating the Consolidation Loan Origination Responsibility Agreement among Citibank, as Trustee for SLC; SLC and CFS, dated as of November 15, 1999, as amended. The Agreement would terminate October 7, 2005. Under the Agreement, SLC is obligated to purchase, and CFS is obligated to sell consolidation loan applications originated by CFS under the Federal Family Education Loan Program. SLC also notified CFS-SunTech Servicing LLC, successor to SunTech, Inc., that it was not renewing the Loan Origination and Servicing Agreement dated as of December 1, 1999, between SunTech and SLC. The Servicing Agreement would terminate on November 30, 2005. As the basis for the termination of the Agreement, SLC stated that certain regulatory changes had occurred with respect to the FFELP that have directly and negatively impacted SLC’s profit margin. The company is continuing to negotiate with SLC and has alternate purchasers of federal consolidation loan applications to purchase the volume made available as a result of the termination of the Agreement. Beginning in the fourth quarter, the termination of the Agreement could result in lower fee income as a percentage of loans originated, which may lead to a change in CFS’s loan retention strategy. A copy of the Agreement with SLC was filed on July 1, 2004, as Exhibit 10.2 to the company’s registration statement on Form S-1, as amended (Registration No. 333-114466). SLC is the company’s largest purchaser of consolidation loan applications.
10. Stock Incentive Plan
          Effective May 17, 2002, the company initiated the 2002 Stock Incentive Plan to provide additional incentives to key personnel. The maximum aggregate number of shares of common stock that could be issued was 1,001,070. On May 17, 2002, the company granted 450,481 stock options with an exercise price of 91 cents per common share, the fair market value of a share of common stock at issuance. Subject to certain conditions, portions of the options may have accelerated vesting to vest on the anniversary dates of the grants. For any year that the specified conditions are not met, the options not then vesting will vest in 2009. In connection with the execution of employment agreements with management entered into at the time of the initial public offering, options to purchase 184,697 shares of common stock vested in July 2004. At June 30, 2005, 265,784 shares had vested and at June 30, 2004, 81,087 shares had vested. In addition, in connection with the initial public offering, the company amended and restated its stock incentive plan and increased to 2,788,250 the maximum number of shares of common stock that may be issued. In July 2004, the company granted options to purchase 866,552 shares of common stock with an exercise price of $16.00 per share and 262,075 shares of restricted stock, with a fair value of $4,193. In June 2005, the company granted options to purchase 1,176,956 shares of common stock with an exercise price of $16.18 per share and 162,039 shares of restricted stock, with a fair value of $2,622.
          The fair value of the options granted in 2002, under the Black-Scholes option pricing model assumed an interest rate of approximately 3 percent, no dividends, volatility of approximately 25 percent and an expected life of seven years. This options pricing model requires the input of subjective assumptions. Using this model, the fair value of the options as of the grant date was $140.
          The fair value of the options granted in 2004 under the Black-Scholes option pricing model assumed an interest rate of approximately 4 percent, 0.80 percent dividend yield, volatility of approximately 29 percent and an expected life of 4.5 years. Using this model, the fair value of the options as of the grant date was $4,020.
          The fair value of the options granted in 2005 under the Black-Scholes option pricing model assumed an interest rate of approximately 4 percent, 0.95 percent dividend yield, volatility of approximately 29 percent and an expected life of 4.5 years. Using this model, the fair value of the options as of the grant date was $5,311.
          In accordance with SFAS No. 123, the company recognized the fair value of the stock options and restricted stock as compensation expense, allocated over the vesting period. Stock compensation expense related to these stock options and restricted stock was $628 for the three months ended June 30, 2005, compared with $5 for the three months ended June 30, 2004. Expense was $1,118 for the six months ended June 30, 2005, compared with $10 for the six months ended June 30, 2004.
          In addition, upon the successful completion of the initial public offering in the third quarter of 2004, executive officers were paid a one-time bonus of $500 in cash and $900 in non-cash stock compensation. The executives are restricted from selling the stock for one year following the completion of the initial public offering.

COLLEGIATE FUNDING SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –UNAUDITED –(Continued)
11. Segment Data
          The company’s reportable segments are its loan origination operations and its loan servicing operations. The company’s accounting policies for segments are the same as those described in the “Summary of Significant Accounting Policies.”
          The following table presents segment data for the three months ended June 30, 2005:

	Loan	Loan
	origination	servicing	Eliminations	Consolidated
Net revenue
Interest income	$63,568	$240	$—	$63,808
Interest expense	46,743	—	—	46,743

Net interest income	16,825	240	—	17,065
Provision for loan losses	2,205	—	—	2,205

Net interest income after provision for loan losses	14,620	240	—	14,860
Fee income	35,492	5,164	(1,909)	38,747

Net revenue	50,112	5,404	(1,909)	53,607
Expenses
Salaries and related benefits	14,741	2,528	—	17,269
Other selling, general and administrative expenses:
Marketing and mailing costs	14,125	1	—	14,126
Communications and data processing	1,570	545	—	2,115
Management and consulting fees	312	48	—	360
Professional fees	2,005	150	—	2,155
Depreciation and amortization	1,456	460	—	1,916
Other general and administrative	4,175	2,030	(1,909)	4,296

Total other selling, general and administrative expenses	23,643	3,234	(1,909)	24,968
Swap interest (income)	(290)	—	—	(290)
Derivative mark-to-market expense	819	—	—	819

Total expenses	38,913	5,762	(1,909)	42,766

Income (loss) before income taxes and accretion of dividends on preferred stock	$11,199	$(358)	$—	$10,841

Total assets — June 30, 2005	$5,849,373	$16,779	$—	$5,866,152

Total assets — December 31, 2004	$5,025,992	$16,799	$—	$5,042,791

          Intercompany transactions of $1,909 in other general and administrative expenses in the loan origination segment were paid as fee income to the loan servicing segment and are eliminated in the consolidated financial statements.

COLLEGIATE FUNDING SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –UNAUDITED –(Continued)
     The following table presents segment data for the three months ended June 30, 2004:

	Loan	Loan
	origination	servicing	Eliminations	Consolidated
Net revenue
Interest income	$31,108	$86	$—	$31,194
Interest expense	15,518	—	—	15,518

Net interest income	15,590	86	—	15,676
Reversal of loan losses	(1,467)	—	—	(1,467)

Net interest income after reversal of loan losses	17,057	86	—	17,143
Fee income	17,796	4,506	(1,326)	20,976

Net revenue	34,853	4,592	(1,326)	38,119
Expenses
Salaries and related benefits	13,740	2,432	—	16,172
Other selling, general and administrative expenses:
Marketing and mailing costs	10,887	—	—	10,887
Communications and data processing	1,379	420	—	1,799
Management and consulting fees	497	302	—	799
Professional fees	1,286	88	—	1,374
Depreciation and amortization	867	480	—	1,347
Other general and administrative	3,537	434	(1,326)	2,645

Total other selling, general and administrative expenses	18,453	1,724	(1,326)	18,851
Swap interest expense	2,023	—	—	2,023
Derivative mark-to-market (income)	(5,888)	—	—	(5,888)

Total expenses	28,328	4,156	(1,326)	31,158

Income before income taxes and accretion of dividends on preferred stock	$6,525	$436	$—	$6,961

          Intercompany transactions of $1,326 in other general and administrative expenses in the loan origination segment were paid as fee income to the loan servicing segment and are eliminated in the consolidated financial statements.

COLLEGIATE FUNDING SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –UNAUDITED –(Continued)
     The following table presents segment data for the six months ended June 30, 2005:

	Loan	Loan
	origination	servicing	Eliminations	Consolidated
Net revenue
Interest income	$117,435	$447	$—	$117,882
Interest expense	83,857	—	—	83,857

Net interest income	33,578	447	—	34,025
Provision for loan losses	2,788	—	—	2,788

Net interest income after provision for loan losses	30,790	447	—	31,237
Fee income	62,910	10,305	(3,842)	69,373

Net revenue	93,700	10,752	(3,842)	100,610
Expenses
Salaries and related benefits	28,151	5,129	—	33,280
Other selling, general and administrative expenses:
Marketing and mailing costs	24,684	2	—	24,686
Communications and data processing	2,886	1,160	—	4,046
Management and consulting fees	625	335	—	960
Professional fees	3,467	361	—	3,828
Depreciation and amortization	2,833	912	—	3,745
Other general and administrative	8,378	2,499	(3,842)	7,035

Total other selling, general and administrative expenses	42,873	5,269	(3,842)	44,300
Swap interest (income)	(1,411)	—	—	(1,411)
Derivative mark-to-market expense	513	—	—	513

Total expenses	70,126	10,398	(3,842)	76,682

Income before income taxes and accretion of dividends on preferred stock	$23,574	$354	$—	$23,928

Total assets — June 30, 2005	$5,849,373	$16,779	$—	$5,866,152

Total assets — December 31, 2004	$5,025,992	$16,799	$—	$5,042,791

     Intercompany transactions of $3,842 in other general and administrative expenses in the loan origination segment were paid as fee income to the loan servicing segment and are eliminated in the consolidated financial statements.

COLLEGIATE FUNDING SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –UNAUDITED –(Continued)
          The following table presents segment data for the six months ended June 30, 2004:

	Loan	Loan
	origination	servicing	Eliminations	Consolidated
Net revenue
Interest income	$57,806	$252	$—	$58,058
Interest expense	28,596	—	—	28,596

Net interest income	29,210	252	—	29,462
Reversal of loan losses	(540)	—	—	(540)

Net interest income after reversal of loan losses	29,750	252	—	30,002
Fee income	36,369	9,103	(2,723)	42,749

Net revenue	66,119	9,355	(2,723)	72,751
Expenses
Salaries and related benefits	25,398	4,755	—	30,153
Other selling, general and administrative expenses:
Marketing and mailing costs	17,312	—	—	17,312
Communications and data processing	2,635	872	—	3,507
Management and consulting fees	1,060	677	—	1,737
Professional fees	2,252	177	—	2,429
Depreciation and amortization	1,639	958	—	2,597
Other general and administrative	6,909	868	(2,723)	5,054

Total other selling, general and administrative expenses	31,807	3,552	(2,723)	32,636
Swap interest expense	3,605	—	—	3,605
Derivative mark-to-market (income)	(6,114)	—	—	(6114)

Total expenses	54,696	8,307	(2,723)	60,280

Income before income taxes and accretion of dividends on preferred stock	$11,423	$1,048	$—	$12,471

Intercompany transactions of $2,723 in other general and administrative expenses in the loan origination segment were paid as fee income to the loan servicing segment and are eliminated in the consolidated financial statements.
12. Subsequent Event
          On July 20, 2005, Collegiate Funding Services Education Loan Trust 2005-B closed an offering of $1.3 billion in floating rate Student Loan Asset-Backed Notes. The proceeds of the offering will be used to refinance approximately $900 million in auction rate certificates remaining under the company’s privately placed master trust, Collegiate Funding Services Education Loan Trust I. The additional $400 million will be used to finance FFELP consolidation loans currently outstanding in the company’s warehouse facility.
          As a result of this transaction, the company will expense $4.3 million of unamortized note issuance costs in the third quarter of 2005 related to the auction rate certificates. The company expects this expense to be offset over the next three years by the elimination of the 25 basis point broker dealer fee incurred under Education Loan Trust I and by a significant reduction in the company’s exposure to interest rate volatility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
          The following discussion and analysis of our results of operations and financial condition for the three and six months ended June 30, 2005 and 2004, should be read in conjunction with our unaudited consolidated financial statements and the notes to those statements, included in this report. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Our results of operations, our financial condition and the price of our common stock may be affected by many factors, some of which are outside of our control. For a discussion of these factors, see Exhibit 99.1 to this report, which is incorporated herein by reference.
Overview
          We are a vertically integrated education finance company that markets, originates, finances and services education loans. We originated $4.4 billion of education loans in the full year 2004 and $2.1 billion in education loans in the first six months of 2005. We believe we are one of the more significant originators of federal and private education loans in the United States. Federally guaranteed consolidation student loans made through the Federal Family Education Loan Program, which we refer to as the FFEL Program or FFELP, comprised $4.0 billion of our total loan originations for the full year 2004 and $1.9 billion for the six months ended June 30, 2005. Beginning in May 2003, we increased our focus on private education loans and originated $417.1 million for the full year 2004 and $166.3 million for the six months ended June 30, 2005. As of June 30, 2005, we also serviced approximately $11.9 billion in student loans made to more than 460,000 customers.
          In 2002, we adopted a strategy of retaining a larger portion of the federally guaranteed loans we originate, which has resulted in our holding a portfolio of loans that has grown from $973.1 million at December 31, 2002, to $5.4 billion at June 30, 2005. Prior to 2002, we sold substantially all of our completed loan applications to third parties and received fees for those applications at the time of sale. We believe that retaining FFELP loans in our portfolio benefits the company because it generally provides greater long-term value to the company than selling these loans, although our net income in current periods has been lower than it would have been had we sold a larger percentage of the FFELP loans we originated. Among the benefits of retaining loans is our ability to take advantage of these loans’ limited credit risk and other characteristics that allow us to realize a greater revenue stream over the life of the loan. Selling the remainder of our originated loan applications permits us to maintain a diversified source of funding for loan processing and origination and build our relationships with financial institutions that purchase our loans. We have sold and will continue to sell a portion of the FFELP loan applications we originate to capitalize upon market opportunities, provide sources of funding for loan processing and origination expenses and generate additional operating cash flow. We continually evaluate our retention strategy as market conditions change to optimize shareholder value.
          For reasons similar to those described above, we began in the second quarter of 2005 retaining a portion of private loans originated. We believe that this initiative also will allow us to take advantage of this rapidly growing market and will contribute to our net interest revenue stream. As education costs have continued to climb and federal loan limits have remained static, the private loan market has grown at a faster pace than the market for federally insured loans. From 2000 to 2004, in-school private loans grew 32 percent compounded annually compared with in-school federal loans, which grew 11 percent compounded annually. In 2004, our originations of private loans grew almost 100 percent from 2003 levels, to $417 million. In the first six months of 2005, our originations of private loans were $166.3 million, an increase of 67 percent compared with the first six months of 2004. Since 2001, we have originated more than $860 million in high-credit-quality private education loans. The company has signed a commitment letter for insurance from a double-A rated insurer to protect the company against some of the credit risks associated with the private loans we retain. The policy is currently being reviewed for approval by the Commissioner of Insurance for the Commonwealth of Virginia. We believe the economic value of keeping these loans, even after the cost of insurance, is greater than the return on federal loans retained on our balance sheet and fee income we currently earn on selling private in-school loans in the secondary market. The company anticipates refining its loan optimization and loan sale decisioning model to reflect this new program.
          During the first six months of 2005, we continued to expand our marketing channels bringing our total relationships with colleges and universities and other affinity partners to 1,130 at June 30, 2005, an increase of 82 since December 31, 2004.

          The following table sets forth for the three and six months ended June 30, 2005 and 2004, our loan applications sold and retained and the loans in our portfolio.
Loan Originations and Portfolio

	Three months ended June 30,				Six months ended June 30,
	2005		2004		2005		2004
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
				(dollars in millions)
FFELP consolidation, PLUS, Stafford loans:
Sold (1)	$538.0	57.1%	$321.5	49.5%	$938.3	49.7%	$701.9	43.0%
Retained	404.8	42.9	328.5	50.5	949.9	50.3	930.1	57.0

Total FFELP loans originated(2)	942.8	100.0%	650.0	100.0%	1,888.2	100.0%	1,632.0	100.0%

Private loans:
Sold (3) (4) (5)	82.9	98.3%	53.7	100.0%	164.9	99.2%	99.7	100.0%
Retained	1.4	1.7	—	—	1.4	0.8	—	—

Total private loans originated (5)	84.3	100.0%	53.7	100.0%	166.3	100.0%	99.7	100.0%

Total loans originated	$1,027.1		$703.7		$2,054.5		$1,731.7

Portfolio of loans (all FFELP):(6)
Monthly average for period	$5,199.1		$3,578.7		$4,991.7		$3,337.4

Period end	$5,350.8		$3,703.0		$5,350.8		$3,703.0

(1) Reflects the principal balance of loans for which we sold the originated applications.

(2) Includes FFELP consolidation loans of $937.6 million for the three months ended June 30, 2005, $649.6 million for the three months ended June 30, 2004, $1.8 billion for the six months ended June 30, 2005 and $1.6 billion for the six months ended June 30, 2004.

(3) Reflects the principal balance of loans for which we provided origination services to third-party lenders.

(4) Includes Health Education Assistance consolidation loans of $0.2 million for the three months ended June 30, 2004, and $0.7 million for the six months ended June 30, 2004. There have been no Health Education Assistance consolidation loan originations in 2005.

(5) Includes private in-school loan originations of $69.7 million for the three months ended June 30, 2005, $37.3 million for the three months ended June 30, 2004, $135.6 million for the six months ended June 30, 2005 and $66.3 million for the six months ended June 30, 2004.

(6) As of June 30, 2005, substantially all the loans in our portfolio were FFELP consolidation loans. We began retaining private loans in our portfolio during the second quarter of 2005. Amounts reflect principal balance of loans without adjustments for deferred loan costs which, as of June 30, 2005, totaled $68.9 million and, as of June 30, 2004, totaled $36.0 million. Amounts also do not reflect the allowance for loan losses of $6.9 million as of June 30, 2005, and $3.5 million as of June 30, 2004.
          On May 31, 2005, we acquired the assets of International Education Finance Corporation, or IEFC, a marketer of federally guaranteed and private education loans, serving both U.S. students going abroad and international students coming to the U.S. The acquisition provides us with an entry into the market for international education finance solutions. The purchase price was $4.8 million. Of the purchase price, $3.5 million was allocated to goodwill, $1.0 million to intangible assets and a net of $0.3 million to other assets and payables. Under the terms of the agreement, goodwill and thus the purchase price would increase over a four-year period if IEFC were to achieve specific performance goals. The operating results of IEFC have been included in the company’s consolidated financial statements since June 1, 2005.
          In April 2004, we acquired Members Connect Inc. d/b/a Youth Media & Marketing Networks, or Y2M, for approximately $35.9 million. Of the purchase price, $28.0 million was allocated to goodwill, $2.8 million to deferred income tax assets, $4.6 million to other intangible assets and a net of $0.5 million to other assets and payables. Y2M provides affinity marketing of products and services, with a focus on education finance products and services targeted at college students and recent college graduates. Y2M uses direct mail, the Internet and print media in its marketing efforts, which it complements by publishing online college newspapers. From the acquisition of Y2M in April 2004 to December 31, 2004, Y2M originated $358 million of FFELP consolidation loans. Originations facilitated by Y2M were $94 million for the second quarter of 2005 and $231 million for the first six months of 2005. Y2M generates revenue from the loans originated through affinity marketing agreements and from advertising fees generated by its online college newspaper publishing operations. Y2M supplements our affinity marketing strategy through which we market and originate loans through relationships with certain alumni associations and industry groups with whom we co-brand our loan products.

          We finance the loans in our portfolio through asset-backed securitizations and a secured warehouse facility, and we record the obligations related to these facilities as debt on our consolidated balance sheet. Through June 30, 2005, we completed six securitizations that have provided $5.4 billion of funding, including our securitization of $1.4 billion completed in February 2005. In July 2005, we completed a seventh securitization for a total of $1.3 billion in floating rate asset-backed notes. The proceeds of this offering will be used to refinance approximately $900 million in auction rate certificates remaining under our privately placed master trust, which will reduce the volatility of our long-term funding. The additional $400 million was used to purchase loans from our warehouse facility. As a result of this transaction, the company will expense $4.3 million of unamortized note issuance costs related to the auction rate certificates. The company expects this expense to be offset over the next three years by the elimination of the 25 basis point broker dealer fee incurred under Education Loan Trust I and by a significant reduction in the company’s exposure to interest rate volatility. We also have several forward purchase agreements, under which financial institutions have agreed to purchase, or require that we sell to them, a portion of the loans we market and originate.
          We currently operate in two reportable segments as follows:
          Loan origination. Includes marketing, origination and financing of loans.
          Loan servicing. Includes servicing for our portfolio of loans and third-party loans.
          We generate revenue primarily from three sources. First, in our loan origination segment, we generate revenue from fees we receive from the sale of originated loan applications and for marketing loans for third parties. We refer to these fees, collectively, as fees on loan application sales. Second, we generate net interest income on our loan portfolio and cash balances in our loan origination segment. Third, in our loan servicing segment, we primarily generate revenue from fees we receive for disbursement on loan applications and for servicing loans.
          Our revenue in any period is directly affected by the amount of loans we originate and service, as well as the percentage of those originated loan applications that we decide to retain. For the first six months of 2005, we retained approximately 50 percent of the FFELP loans we originated. We will periodically review our allocation of loan originations between loans we retain and loan applications we sell, and, accordingly, our allocation may change from period to period. Our reasons for altering our loan retention target may include the characteristics of the loans we originate, the interest rate environment, the status of our arrangements with financial institutions that acquire loan applications from us, the volume of consolidation loan applications originated during the period and the new private loan retention program. As we compare the economic value of private loans to FFELP loans, we may sell more FFELP to facilitate retention of private loans. Moreover, because we set this targeted allocation on an annual, rather than quarterly, basis, our quarterly allocations may fluctuate, sometimes significantly.
          Our fee income in any period will be directly affected by the volume of originated loan applications we complete and that we elect to sell to third parties and the pricing we receive on those sales. Fees on loan sales from private education loans have increased as a result of an increase in the number of private education loans that we marketed on behalf of third parties. As we begin to build our portfolio of private, in-school loans, we expect some fee income that would have been received in the year a loan was originated will be replaced with less volatile net interest income that will be earned over the life of the loan.
          Our net interest income in any period will be affected by the size of our retained loan portfolio and by the extent to which the interest income we earn on our loan portfolio and cash balances exceeds our interest expense on the debt we incur to finance our portfolio of loans and operating expenses. In general, increases in interest rates will decrease our net interest income, while decreases in interest rates will increase our net interest income. More specifically, should interest rates rise, as expected in the near term, we will no longer receive the additional yield on our loans that we refer to as fixed-rate floor income. Fixed-rate floor income is the additional net interest income we earn as a result of a decline in short-term interest rates from the rates used to fix the borrower’s rate on a consolidation loan. As a result of declining short-term interest rates from 2002 through the early part of 2004, we earned increasing amounts of fixed-rate floor income. Since that point, fixed-rate floor income has decreased as short-term interest rates have risen.
          We believe that a significant driver of the growth in consolidation loan originations during the past three years has been the increased awareness of consolidation loans on the part of many borrowers who have been out of school for more than one year, as well as on the part of more recent graduates. This recent increase in awareness is a result of extensive marketing efforts by us and other lenders in this market coupled with the effects of a low interest rate environment that has heightened interest in these products among both borrowers and lenders. We believe that a substantial percentage of borrowers who have been out of school for more than one year have consolidated their loans in the past several years and, as a result, the pool of borrowers seeking to consolidate their loans in the short-term may decrease. We also believe that the decrease will be offset by the growing numbers of graduates entering repayment in 2006 and 2007. Nevertheless, our ability to maintain or grow our consolidation loan origination volume depends heavily upon our ability to increase our share of the consolidation loan origination market. We believe that Youth Media & Marketing Networks should contribute to our ability to increase our market share. We also expect that as the demand grows in financing to bridge the gap between the cost of higher education and government-backed financial aid, the amount of private loans we market, purchase, retain and service in the future will increase through expanded use of our direct-to-consumer marketing platform and our new private loan product.
          The most significant components of our operating expenses in our loan origination segment are salaries and benefits and marketing expenses. Substantially all of our marketing expenses and a majority of our salaries and benefits in this segment are incurred in anticipation of generating loan originations. Although such expenses are variable, we may require one to two quarters to reduce expenses. Our results of future operations could be lower as a result of these expenditures.
          We increased our marketing expenses from $17.3 million for the first six months of 2004 to $24.7 million for the first six months of 2005. We expect our marketing expenses to be higher in 2005 than in 2004, in part as a result of our marketing of new products and our acquisition in April 2004 of Y2M. We expect that our expenses also will increase to reflect the activities required by our status as a public company.
Quarterly Fluctuations
          Our quarterly results of operations have varied significantly in the past and are expected to continue to vary significantly in the future. Our quarterly results of operations in any period will be particularly affected by the amount and timing of our loan sales. Because we target a percentage of our loan originations to be retained on an annual, rather than quarterly basis, our quarterly results of operations will fluctuate. A number of additional factors, some of which are outside of our control, will cause our quarterly results to fluctuate, including:
•	an increase in loan consolidation in November and December, as a result of the expiration of the six-month grace period for borrowers who graduated in May and June;

•	the effects of the July 1 reset in borrower interest rates. We give borrowers who complete loan applications during the second quarter the option to fund their loans prior to July 1, when the old rate is effective, or after July 1, when the new rate is effective. Accordingly, if any year’s borrower rate increases from the prior year’s borrower rate, a higher percentage of completed applications will be originated in the second quarter; conversely, if any year’s borrower rate decreases over the prior year’s borrower rate, the origination of a significant portion of the loan applications completed in the second quarter will be shifted to the third quarter.

•	seasonal patterns affecting private in-school loans, primarily an increase in private in-school loan originations in the third and fourth quarter as students obtain loans to pay tuition, and a decrease in private in-school loan activity in the second quarter;

•	seasonal patterns affecting marketing expenses, as we generally market most heavily in the second and third quarters of the year in an effort to inform recent college graduates of their consolidation options and offer private in-school loans to students paying tuition;

•	the impact of general economic conditions;

•	changes in interest rates; and

•	the introduction of new product offerings.
Components of Net Revenue
          We have two primary categories of revenue: net interest income and fee income. Since April 2003, fee income has included servicing fee income and since April 2004, it has also included advertising income.

Net Interest Income
          Our net interest income is the excess of interest income we earn on our loan portfolio and cash balances over our interest expense on the debt we incur to finance our portfolio of loans and for general operating purposes. Net portfolio margin equals the weighted average yield on our loans and restricted cash less the interest expense on the debt we incur to finance our retained loans. Net portfolio margin is a non-GAAP financial measure. We believe that net portfolio margin is useful in evaluating the earnings performance of our portfolio. In this report, whenever we refer to net portfolio margin, we provide a reconciliation of net portfolio margin to the most comparable information that has been prepared in accordance with GAAP. The current and future interest rate environment will affect our net interest income and net portfolio margin.
          Interest income. Substantially all the loans in our portfolio are FFELP consolidation loans that bear interest at a fixed rate. In the second quarter of 2005, we also began retaining a portion of the private loans we originate. In addition, in certain interest rate environments we may earn amounts on FFELP loans in excess of the fixed rate of interest due from the borrower. Specifically, the Department of Education will pay us the amount by which a federally determined floating rate exceeds the fixed borrower rate. This amount is a Special Allowance Payment, or SAP, and is based on a formula for FFELP loans held in our portfolio. SAPs for our FFELP consolidation loans are generally paid whenever the average of the 91-day financial commercial paper rate in a calendar quarter plus a spread of 2.64 percent exceeds the rate of interest that the borrower is obligated to pay. For the Stafford loans in repayment status and PLUS loans in our portfolio, SAPs are generally paid whenever the average of the 91-day financial commercial paper rate in a calendar quarter plus a spread of 2.34 percent for Stafford loans or 2.64 percent for PLUS loans exceeds the borrower rate. Should interest rates rise, we would receive SAPs on loans in our portfolio.
          Our interest income is presented net of amortized origination fees. We pay a one-time loan fee of 0.50 percent to the Department of Education on origination of consolidation, Stafford and PLUS loans. This fee is amortized over the expected life of the loan. The Department of Education requires all lenders to pay this fee upon the origination of FFELP loans. Our interest income also is reduced by a rebate fee, which the Department of Education requires all holders of FFELP consolidation loans to pay on a monthly basis at a rate equal to 1.05 percent per annum on the FFELP consolidation loans we hold at the end of the month. Our interest income also will be reduced by borrowers incentives that are designed to attract new borrowers and improve their payment behavior. One incentive program reduces a borrower’s interest rate by 0.25 percent per annum for as long as the borrower makes monthly payments through automatic deductions from his or her checking or savings account. Approximately 30 percent of our borrowers currently participate in this program. In addition, we offer borrowers an on-time incentive program that reduces their interest rates by 1.00 percent per annum after they make their first 36 payments on time and for as long as they continue to make subsequent payments on time. Because we implemented this program in 2002, it has not resulted to date in any significant reduction in interest income. Only 1.7 percent of our borrowers qualified for this incentive program as of June 30, 2005. However, we expect the on-time incentive program to reduce the interest income we earn on our loan portfolio in the future, particularly on loans of borrowers participating in the automatic deduction programs.
          We also earn interest income from unrestricted cash as well as restricted cash held in our special purpose entities for our asset-backed securitizations.
          Interest expense. We have three categories of interest expense: interest on our warehouse facility, interest on our asset-backed securitizations and interest on our other debt obligations.
          Interest on our warehouse facility is based on the amount outstanding under the facility plus a fee on unused capacity under the facility. The amount outstanding under the warehouse facility is affected by the amount of loans we originate in the period and the timing of securitizations. Deferred financing costs associated with the warehouse facility are amortized using the effective interest method and are recorded as interest expense.
          Interest on our asset-backed securitizations is based on the principal amount of notes outstanding under the facilities as well as the method of determining the interest rate for each securitization tranche. All of our asset-backed securitizations accrue interest at a variable rate. The rate varies based upon when the notes were issued, the fixed spread above an index, the index used and, in certain cases, auction results. The notes issued are either indexed off of three-month LIBOR or at a rate determined at auction. Interest rates on the auction rate notes are generally reset every 28 days. The relative proportion of our asset-backed securitizations that accrue interest based on auction rates and on fixed spreads above an index will affect our cost of funds. Broker-dealer and auction agent fees are incurred monthly at a rate per annum of 0.26 percent in connection with the periodic auction for the auction rate notes and are reflected in interest expense. Deferred financing costs associated with issuing the asset-backed notes are amortized using the effective interest method and are recorded as interest expense.

          Interest expense on other obligations relates to interest expense on items not associated with financing our loan portfolio.
          Net portfolio margin and net interest income. In certain interest rate environments, part of our net portfolio margin includes fixed-rate floor income. Fixed-rate floor income is the additional net portfolio margin we receive as a result of a decline in short-term interest rates from the rates used to fix the borrower’s rate on a consolidation loan. Fixed-rate floor income represents the amount by which interest income, determined at the borrower’s fixed rate, exceeds the amount determined using the Department of Education computed variable rate. As a result of declining short-term interest rates from 2002 through the early part of 2004, we earned increasing amounts of fixed-rate floor income. Since that point, fixed-rate floor income has decreased as short-term interest rates have risen. Fixed-rate floor income is reduced, and can be eliminated, in a rising interest rate environment.
          Provision for loan losses. We record periodic provisions for loan losses to maintain an allowance for loan losses that we believe is sufficient to cover probable losses in the portfolio. The allowance is an estimate based on the level of guarantee on our loans, the historical experience of losses and the delinquency rates on our portfolio. Moreover, since our portfolio is relatively new, we also review industry loss data in assessing probabilities of loan default.
          In May 2004, the Department of Education notified us that SunTech had been awarded exceptional performer status as a servicer thus making our loss claims on loans serviced at SunTech, our loan servicing center, eligible to be paid to 100 percent of the unpaid principal and interest for the 12-month period beginning June 1, 2004, instead of the standard 98 percent. In June 2005, the Department of Education notified us that the exceptional performer designation had been withdrawn from SunTech. The designation was lost due to a processing problem that resulted in a number of borrowers not receiving final demand letters as required by the regulations. As soon as this problem was identified by the company in October 2004, it was corrected and self-reported to the Department of Education. The loss of the designation is retroactive to September 1, 2004. While we challenge the determination, we have increased our loan loss reserve risk sharing rate to 2 percent at June 30, 2005, for loans probable of default. We can reapply for the exceptional performer designation on September 1, 2005. Notwithstanding the revocation of the exceptional performer status, on August 1, 2005, Moody’s assigned CFS-SunTech a rating of SQ1- as a primary servicer of FFELP loans. This rating was the equivalent of the rating CFS-SunTech received in 2004, but reflects refinements that Moody’s has made to the rating scale in the two months preceding August 2005.
          We place a loan on non-accrual status at the point at which its guarantee claim is more than 60 days past due or it is concluded that collection of the claim is in doubt. Through June 30, 2005, we had placed no loans on non-accrual status.
Fee Income
          Fees on loan application sales. In our loan origination segment, we receive fees for selling FFELP consolidation and private consolidation loan applications to third parties and for marketing private in-school loans for third parties. We receive a fixed fee for each completed FFELP application we sell to third parties. Generally, the amount of the fee is negotiated with third parties for between one- and three-year terms and applies to an aggregate number of loan applications sold during each year of the agreement. We also receive fee income from third parties to whom we sell completed private consolidation loan applications and for whom we market private in-school loans. We are paid when a private lender funds a loan that we referred to that lender or its originating partner. Generally, the fees are calculated based on a percentage of the funded amount of the loan. These rates are set forth in agreements with the third parties and have a term of one year for private consolidation loans, and terms ranging from one to three years for private loans. The rates apply to an aggregate amount of loans funded each year. We recognize revenue from the loan application sales when the loans are funded.
          On June 7, 2005, we were notified by The Student Loan Corporation, an affiliate of Citibank, N.A., that SLC and Citibank would be terminating the Consolidation Loan Origination Responsibility Agreement as of October 7, 2005. Under the agreement, SLC is obligated to purchase, and we are obligated to sell consolidation loan applications originated by us under the Federal Family Education Loan Program. We are continuing to negotiate with SLC and have alternate purchasers of federal consolidation loan applications to purchase the volume made available as a result of the termination of the Agreement. Beginning in the fourth quarter, the termination of the agreement could result in lower fee income as a percentage of loans originated, which may lead to a change in our loan retention strategy. SLC is our largest customer.

          Fees for servicing. Since acquiring SunTech in April 2003, we have received fee income for performing loan servicing activities for third parties pursuant to servicing agreements. Servicing fees under these agreements are calculated based on the number of accounts serviced for each client and specific activities such as disbursement or filing claims with guarantee agencies. The fees are billed monthly. The terms of the agreements vary from one year to the life of the applicable loan portfolio. The intracompany servicing fees paid to our servicer for servicing our own portfolio are eliminated in our consolidated financial statements. Servicing rights recorded on our balance sheet total $0.5 million at June 30, 2005, and relate to the remaining unamortized balance recorded in connection with our acquisition of SunTech. We do not have any other servicing rights recorded on our balance sheet.
          In its June 2005 notice regarding termination of the Consolidation Loan Origination Responsibility Agreement, SLC also notified us that it would be terminating its Loan Origination and Servicing Agreement with SunTech, effective November 30, 2005. Servicing fees from SLC represented approximately 36 percent of third-party servicing fees for the quarter ended June 30, 2005 and 34 percent of third-party servicing fees for the six months ended June 30, 2005.
          In January 2005, Educaid®, Wachovia Education Finance, notified us that it would not be renewing its servicing agreement for the FFELP consolidation loans serviced by SunTech, which expires in January 2006. The portion of servicing fees from Educaid for FFELP consolidation loans represented approximately 23 percent of third-party servicing fees for the quarter ended June 30, 2005 and 24 percent of third-party servicing fees for the six months ended June 30, 2005.
          Advertising income. Since acquiring Y2M in April 2004, we have received advertising income associated with its national network of college newspapers. Income is recorded as contracted, with the heaviest volume occurring in the third quarter as advertisers target students returning to school in the fall.
Expenses
          The majority of our operating expenses consist of salaries and related benefits and marketing expenses. Salaries and related benefits include expenses related to granting restricted stock and stock options to our employees, which we expense in accordance with SFAS No. 123. Marketing expenses include the cost of direct mail campaigns, postage, list development, collateral printing, internet marketing, affinity partner fees and school channel expenditures. The amount of marketing expenses and a portion of the amount of salaries and benefits is directly affected by the scope of our marketing campaigns and the amount of loans we originate. In addition, our expenses include communications and data processing expenses, professional fees, management and consulting fees, depreciation and amortization and other general and administrative expenses.
          Debt extinguishment expenses. The costs associated with obtaining financing are generally capitalized and recorded as deferred financing costs, which are amortized over the life of the related financing. If we repay the associated financing prior to its anticipated repayment schedule, we are required to write off the remaining deferred financing costs and record the write-off as debt extinguishment expenses.
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
Critical Accounting Policies
          Our significant accounting policies are described in Note 3 to the Consolidated Financial Statements. We prepare our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. In Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2004, we summarized the policies and estimates that we believe to be most critical in understanding the judgments involved in preparing our financial statements and the uncertainties that could affect our results of operations, financial condition and cash flows. We have made no material changes in such policies or estimates since we filed our Annual Report on Form 10-K for the year ended December 31, 2004.

Recent Accounting Pronouncements
     Share-based payment
          In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment. This statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation and establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and for the recording of liabilities that are based on the fair-value of these equity instruments. The approach is similar to Statement 123; however the revised statement requires that all share-based payments to employees be expensed based on fair value, with pro forma disclosure no longer an option. Since we currently expense costs related to options issued to employees using the fair-value method as outlined in the original FASB No. 123, we expect the impact of the new statement to be immaterial. We are evaluating the impact of other differences, including recording incremental compensation costs/credits related to modification of terms or conditions of awards and recording the effect of possible future forfeitures. Per a recent Securities and Exchange Commission announcement, the effective date of this statement has been deferred for non-small business registrants with fiscal years ended December 31 to the beginning of the first interim or annual reporting period that begins after January 1, 2006.
     Accounting Changes and Error Corrections
          In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections. This statement requires retrospective application to prior period’s financial statements of voluntary changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When impracticable, the new accounting principle should be applied to the balances of assets and liabilities as of the beginning of the earliest period for which the retrospective application is practicable and requires that an adjustment be made to the opening balance of retained earnings for that period rather than to the income statement. This statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, which required that the cumulative effect of such changes be included in net income of the period of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We expect that this statement will have no effect on the company’s financial position or results of operations.
Results of Operations
     Three months ended June 30, 2005, compared with three months ended June 30, 2004
          Net revenue. Net revenue was $53.6 million for the three months ended June 30, 2005, an increase of 40.6 percent from net revenue of $38.1 million for the three months ended June 30, 2004. The increase in net revenue was primarily the result of an 84 percent increase in fee income, which was partially offset by higher interest expense and an increase in the provision for loan losses resulting from the withdrawal of the exceptional performer designation, that had been awarded by the Department of Education in the second quarter of 2004.
     Net interest income
          Interest income. Interest income increased by $32.6 million to $63.8 million for the three months ended June 30, 2005, compared with $31.2 million for the three months ended June 30, 2004. This increase was the result of an increase in the average balance of loans in our portfolio, which grew to $5.3 billion for the three months ended June 30, 2005, from $3.6 billion for the comparable period of 2004 and increases in short-term interest rates. The amount of loan originations retained, which this quarter included both FFELP and private loans, increased to $406.2 million in the 2005 period compared with $328.5 million in the 2004 period. The average yield on our loan portfolio increased to 5.90 percent for the three months ended June 30, 2005, from 4.59 percent for the comparable period of 2004, a result of increases in short-term interest rates. We received SAPs totaling $22.1 million for the 2005 period and $1.7 million for the 2004 period. We received fixed-rate floor income of $0.7 million for the three months ended June 30, 2005, and $6.4 million for the three months ended June 30, 2004. The decrease in fixed-rate floor income was primarily the result of the decrease in the average balance of loans in our portfolio earning fixed-rate floor income, as a result of increasing short-term interest rates. Interest income on restricted cash increased $1.2 million, to $1.5 million for the 2005 period, from with $0.3 million for the 2004 period. Other interest income was $0.3 million for the three months ended June 30, 2005, and $0.1 million for the three months ended June 30, 2004. We expect interest rates will increase in the short-term and, as a result our average yield and SAPs will increase, while our floor income will decrease or be eliminated entirely.

          Interest expense. Interest expense increased by $31.2 million to $46.7 million for the three months ended June 30, 2005, from $15.5 million for the comparable period of 2004 as a result of increased debt balances and higher interest rates. Our average debt balance under our warehouse and asset-backed securitizations increased by $1.7 billion to $5.5 billion for the 2005 period from $3.8 billion for the 2004 period. Interest expense on this debt increased $31.8 million to $46.3 million in the three months ended June 30, 2005, compared with $14.5 million in the three months ended June 30, 2004. Our average cost of funds was 3.41 percent for the 2005 period and 1.54 percent for the 2004 period. Interest expense on other debt obligations decreased to $0.4 million in the three months ended June 30, 2005, compared with $1.0 million in the same three months of 2004, primarily because of a change in the composition of other debt obligations
          Provision for (reversal of) loan losses. We recorded a provision to the allowance for loan losses for the three months ended June 30, 2005, of $2.2 million. This provision was comprised of $0.8 million for normal provisions, $0.8 million reflecting charge-offs and $0.6 million reflecting the risk-sharing rate returning to 2.0 percent both of which relate to the June 1, 2005 revocation of CFS-SunTech’s exceptional performer designation, retroactive to September 1, 2004. In the 2004 period, we recorded a net reversal of $1.5 million comprised of a provision of $0.4 million and a reversal of $1.9 million related to the awarding of the exceptional performer designation, which was to guarantee claims at 100 percent, rather than the standard 98 percent, for the period June 1, 2004, to May 31, 2005. As a result of the withdrawal of this exceptional performer designation the average risk-sharing rate used in the allowance computation at June 30, 2005, was 2.0 percent, compared with 1.52 percent at June 30, 2004.
          Net portfolio margin and net interest income after (reversal of) provision for loan losses. Net portfolio margin decreased to 1.27 percent for the three months ended June 30, 2005, from 1.75 percent for the three months ended June 30, 2004, primarily as a result of an increase in our average cost of funds, partly offset by a rise in yield on earning assets. Net portfolio margin is a non-GAAP financial measure. We believe that net portfolio margin is useful in evaluating the earnings performance of our portfolio. A reconciliation of net portfolio margin to the most comparable information that has been prepared in accordance with GAAP is provided below. See “—Net Portfolio Margin Analysis.” As a result of the foregoing, net interest income after provision for (reversal of) loan losses decreased by $2.2 million to $14.9 million for the 2005 period, compared with $17.1 million for the 2004 period.
Fee income.
          The table below describes the increases in the components of fee income for the three months ended June 30, 2005, compared with the three months ended June 30, 2004.

	Three months ended		Increase
	June 30,		(Decrease)
	2005	2004	Dollars	Percent
		(dollars in millions)
Fee Income:
Fees on loan application sales	$34.3	$17.2	$17.1	99.4%
Fees for servicing	3.3	3.2	0.1	3.1
Advertising income	1.2	0.6	0.6	100.0

Total	$38.8	$21.0	$17.8	84.8%

          Fees on loan application sales. Fees on loan application sales increased to $34.3 million for the three months ended June 30, 2005, from $17.2 million for the three months ended June 30, 2004, primarily reflecting the higher percentage and increased volume of loans originated and sold to third parties during the 2005 period compared with the 2004 period, as well as better pricing for the sale of completed loan applications under our forward purchase agreements. The amount of loans originated that were sold to, or marketed for, third parties increased to $621.0 million in the 2005 period from $375.2 million for the 2004 period. Included in our fees on loan sales were fees for marketing private in-school loans. These fees increased to $2.9 million for the 2005 period from $1.8 million in the comparable period of 2004.
          Fees for servicing. On a separate segment basis, we recorded loan servicing income of $5.2 million for the 2005 period and $4.5 million for the 2004 period, including $1.9 million in 2005 and $1.3 million in 2004, from the servicing of loans in our portfolio. As of June 30, 2005, SunTech serviced $11.9 billion of loans, an increase of 3.1 percent from the amount of loans serviced at March 31, 2005, and an increase of 20.0 percent from the amount of loans serviced at June 30, 2004.

          Advertising income. Fee income included $1.2 million in the 2005 period and $0.6 million in the 2004 period of advertising income associated with the online college newspaper publishing operations of Y2M, which was acquired in April 2004.
          Expenses. Total expenses, excluding derivative related expenses, increased $7.2 million, or 20.6 percent, to $42.2 million for the three months ended June 30, 2005, compared with $35.0 million for the three months ended June 30, 2004, primarily as a result of increased salaries and related benefits and higher marketing expenses.
          Salaries and benefits increased $1.1 million, or 6.8 percent, to $17.3 million for the 2005 period, compared with $16.2 million for the 2004 period. Salaries and benefits increased as a result of increased salaries in our loan origination segment, primarily from the acquisition of Y2M, and increased benefit and incentive costs.
          Marketing expenses increased $3.2 million, or 29.4 percent, to $14.1 million for the three months ended June 30, 2005, compared with $10.9 million for the three months ended June 30, 2004, as a result of an increase in marketing activities in advance of the July 1 rate increase.
          Communications and data processing expense increased $0.3 million for the three months ended June 30, 2005, compared with the comparable period of 2004 primarily as a result of postage and delivery expenses and software maintenance contracts. Management and consulting fees decreased to $0.4 million for the 2005 period from $0.8 million for the 2004 period as a result of the completion of some consulting agreements. Professional fees increased $0.8 million, or 57.1 percent, to $2.2 million for the three months ended June 30, 2005, compared with $1.4 million for the three months ended June 30, 2004, because of an increase in advisory fees related primarily to Sarbanes-Oxley consultants and increased IT projects. Other general and administrative expenses increased $1.7 million, or 65.4 percent, for the three months ended June 30, 2005, compared with the same period of 2004, because of a $1.6 million provision reflecting possible claims related to the withdrawal of the exceptional performer designation. Depreciation and amortization increased $0.6 million to $1.9 million in the 2005 period, compared with $1.3 million in the 2004 period, primarily because of the acquisition of additional computer equipment, other property and software.
          Derivatives. Our interest rate swaps and cap resulted in aggregate swap interest income of $0.3 million for the three months ended June 30, 2005, and $2.0 million expense for the three months ended June 30, 2004, and derivative and investment mark-to-market expense of $0.8 million for the 2005 period, compared with income of $5.9 million for the comparable 2004 period.
          Income tax provision. Income tax provision increased by $1.6 million to $4.3 million for the three months ended June 30, 2005, compared with $2.7 million for the three months ended June 30, 2004, as a result of higher earnings.
          Net income. Net income increased to $6.6 million for the three months ended June 30, 2005, from $2.1 million for the three months ended June 30, 2004, primarily as a result of the increase in interest and fee income, offset in part by higher selling, general and administrative expenses. Net income for 2004 included a $2.2 million charge for accretion of dividends on preferred stock compared with no charge in 2005, reflecting the payment of the liquidation preference of the preferred stock with proceeds of the initial public offering in July 2004.
     Six months ended June 30, 2005, compared with six months ended June 30, 2004
          Net revenue. Net revenue was $100.6 million in the six months ended June 30, 2005, an increase of 38.3 percent from net revenue of $72.8 million in the six months ended June 30, 2004. The increase in net revenue was primarily the result of an increase in interest income on student loans and fee income from loan originations, offset in part by an increase in interest expense on asset-backed securitizations and a higher provision for loan losses.
     Net interest income.
          Interest income. Interest income increased by $59.8 million to $117.9 million in the first six months of 2005 from $58.1 million in the comparable period in 2004. This increase was the result of an increase in the average balance of loans in our portfolio, which grew to $5.1 billion in the 2005 period from $3.4 billion in the 2004 period. The amount of FFELP and private loan originations retained increased to $949.9 million in the six months ended June 30, 2005, from $930.1 million in the six months ended June 30, 2004. The average yield on our loan portfolio increased to 5.75 percent in the 2005 period from 4.57 percent in the 2004 period as a result of the increase in short-term interest rates. We received SAPs totaling $38.1 million in the first six months of 2005 and $2.8 million in the first six months of 2004. We received fixed-rate floor income of $2.8 million in the six months ended June 30, 2005 and $12.9 million in the comparable period of 2004. The decrease in fixed-rate floor income was primarily the result of the decrease in the average balance of loans in our portfolio earning fixed rate floor income, as a result of increasing short-term interest rates. Interest income on restricted cash increased $1.8 million to $2.4 million in the first six months of 2005 as a result of an increase in the amount of restricted cash and higher interest rates. Other interest income increased $0.4 million to $0.7 million in the first half of 2005, compared with $0.3 million in the first half of 2004. We expect interest rates will increase in the short-term and, as a result our average yield and SAPs should increase, while our floor income should decrease or be eliminated entirely.
          Interest expense. Interest expense increased by $55.3 million, to $83.9 million in the first six months of 2005 from $28.6 million in the first six months of 2004. Our average debt balance under our warehouse and asset-backed securitizations increased by $1.7 billion to $5.3 billion in the first half of 2005 from $3.6 billion in the first half of 2004. Interest expense on this debt increased $56.0 million, or 207.4 percent, to $83.0 million in the 2005 period, compared with $27.0 million in the 2004 period. The increase in short-term interest rates increased our average cost of funds to 3.18 percent for the six months ended June 30, 2005, from 1.52 percent for the six months ended June 30, 2004. Interest expense on other indebtedness decreased to $0.9 million in the 2005 period, compared with $1.6 million in the 2004 period, primarily because of a change in the composition of other debt obligations.
          Provision for (reversal of) loan losses. We recorded a provision to the allowance for loan losses for the six months ended June 30, 2005, of $2.8 million. This provision was comprised of $1.4 million for normal provisions and expenses related to the withdrawal in June 2005, retroactive to September 1, 2004, of the exceptional performer designation, of $0.8 million reflecting charge-offs and $0.6 million reflecting the risk-sharing rate returning to 2.0 percent. In the 2004 period, we recorded a net reversal of $0.5 million related to the awarding of the exceptional performer designation which guaranteed claims at 100 percent for the period June 1, 2004 to May 31, 2005.
          Net portfolio margin and net interest income after provision for (reversal of) loan losses. Net portfolio margin decreased to 1.32 percent in the six months ended June 30, 2005, from 1.76 percent in the first six months of 2004 primarily as a result of higher rates of interest on indebtedness used to finance our portfolio. Net interest income after provision for loan losses increased by $1.2 million, to $31.2 million in the 2005 period, compared with net interest income after reversal of provision for loan losses of $30.0 million in the 2004 period.
     Fee income.
          The table below describes the increases in the components of fee income for the six months ended June 30, 2005, compared with the six months ended June 30, 2004.

	Six months ended		Increase
	June 30,		(Decrease)
	2005	2004	Dollars	Percent
		(dollars in millions)
Fee Income:
Fees on loan application sales	$60.3	$35.8	$24.5	68.4%
Fees for servicing	6.5	6.4	0.1	0.1
Advertising income	2.6	0.6	2.0	333.3

Total	$69.4	$42.8	$26.6	62.1%

          Fees on loan application sales. Fees on loan application sales increased to $60.3 million in the first half of 2005 from $35.8 million in the first half of 2004, primarily reflecting the higher percentage of loans originated and sold to third parties and better pricing for the sale of completed loan applications under our forward purchase agreements. The amount of loans originated that were sold to, or marketed for, third parties increased to $1,103.2 million for the six months ended June 30, 2005, from $801.6 million for the six months ended June 30, 2004. A one-time payment from a Y2M customer related to a contract provision was included in fees on loan application sales in the 2005 period. Also, included in our fees on loan sales were fees for marketing private in-school loans, which increased to $5.6 million in the first six months of 2005 from $3.3 million in the comparable 2004 period.
          Fees for servicing. We generated $6.5 million in loan servicing fees on a consolidated basis for the first six months of both 2005 compared with $6.4 million for the first six months of 2004. On a separate segment basis, we recorded loan servicing fees of $10.3 million for the 2005 period and $9.1 million for the 2004 period, including $3.8 million in 2005 and $2.7 million in 2004 from the servicing of loans in our portfolio. As of June 30, 2005, SunTech serviced $11.9 billion of loans, an increase of 8.3 percent from the amount of loans serviced at December 31, 2004, and an increase of 20.0 percent from the amount of loans serviced at June 30, 2004.

          Advertising income. The increase in advertising income to $2.6 million in the 2005 period from $0.6 million in the 2004 period reflects the online college newspaper publishing operations of Y2M, which was acquired in April 2004.
          Expenses. Total expenses, excluding derivative related expenses, increased $14.8 million, or 23.6 percent, to $77.6 million in the first six months of 2005 from $62.8 million in the first six months of 2004, primarily as a result of increased salary and benefit expenses, increased marketing expenses and the April 2004 acquisition of Y2M.
          Salaries and benefits increased $3.1 million, or 10.3 percent, to $33.3 million in the six months ended June 30, 2005, from $30.2 million in the six months ended June 30, 2004. Salaries and benefits increased in our loan origination segment by $2.8 million and in our loan servicing segment by $0.3 million. Increases were the result of higher health care costs, incentive costs and the acquisition of Y2M in April 2004
          Marketing expenses increased $7.4 million, or 42.8 percent, to $24.7 million in the first six months of 2005, from $17.3 million in the first six months of 2004 as a result of an increase in marketing activities across all our product lines, including an increased focus on marketing private loans, increased direct mail and internet advertising in response to the national “do not call” list introduced in September 2003 and the acquisition of Y2M.
          Communications and data processing expense increased $0.5 million from 2004 to 2005 as a result of postage and delivery and systems maintenance contracts. Management and consulting fees decreased to $1.0 million in the 2005 period from $1.7 million in the 2004 period as a result of the completion of some consulting agreements. Professional fees increased $1.4 million to $3.8 million in the first half of 2005 from $2.4 million in the first half of 2004 as a result of higher advisory expenses related to Sarbanes-Oxley consultants and more IT projects. Other general and administrative expenses increased $1.9 million, or 37.3 percent, in the first six months of 2005 from the first six months of 2004 primarily because of a provision of $1.6 million reflecting possible reimbursement of excess insurance payments on defaulted loans resulting from the withdrawal of the exceptional performer designation, was retroactive to September 1, 2004. Depreciation and amortization increased $1.1 million to $3.7 million in the 2005 period from $2.6 million in the 2004 period, primarily as a result of the acquisition of additional computer equipment, other property and software.
          Derivatives. Our interest rate swaps and interest rate cap resulted in swap interest income of $1.4 million in the first half of 2005 versus $3.6 million expense in the first half of 2004 and derivative and investment mark-to-market expense of $0.5 million in the first half of 2005 and income of $6.1 million in the first half of 2004.
          Income tax provision (benefit). Income tax provision increased by $4.6 million to $9.5 million for the six months ended June 30, 2005, compared with $4.9 million for the six months ended June 30, 2004, because of higher income before taxes. Our effective tax rate was 39.6 percent for the first six months of 2005 compared with 39.4 percent for the first six months of 2004.
          Net income. Net income increased to $14.5 million for the first half of 2005 from $3.3 million for the first half of 2004, as a result of the factors discussed above.
Financial Condition
     At June 30, 2005, compared with December 31, 2004
          Total assets increased $0.9 billion to $5.9 billion at June 30, 2005, from $5.0 billion at December 31, 2004. This increase primarily reflects growth in our loan portfolio of approximately $0.7 billion, to $5.4 billion at June 30, 2005, from $4.7 billion at December 31, 2004. Currently most of the loans in our portfolio are FFELP loans and more than 99 percent are consolidation loans. In June 2005, we began to retain some private loans in our portfolio.
          Total liabilities increased $0.8 billion to $5.7 billion at June 30, 2005, from $4.9 billion at December 31, 2004. The growth in liabilities was a result of an increase in debt incurred to finance our loan portfolio.
          Stockholders’ equity increased $15.6 million to $207.3 million at June 30, 2005, from $191.7 million at December 31, 2004, primarily as a result of net income for the first half of 2005.

Liquidity and Capital Resources
          We finance our operations through operating cash flow and borrowings under a warehouse facility, asset-backed securitizations and a revolving line of credit. Operating activities provided net cash of $17.2 million in the first six months of 2005, an increase of $16.8 million from $0.4 million of net cash provided by operating activities in the first six months of 2004. This increase resulted in part from higher net income in the 2005 period. Net cash used in investing activities decreased to $766.3 million in the first six months of 2005 from $917.8 million in the first six months of 2004 primarily as a result of the increased net proceeds from student loan principal payments. Net cash provided by financing activities decreased to $750.4 million in the first six months of 2005 from $910.7 million in the first six months of 2004, primarily as a result of a decrease in the net difference between proceeds from and payments on asset-backed notes and lines of credit and an increase in the restricted cash balance. We believe that the use of our warehousing capacity, continued access to the asset-backed securitization market and forward purchase agreements will provide adequate liquidity to fund our operations, loan processing and originations and capital expenditures for the foreseeable future.
          We have a $30.0 million revolving credit facility which bears interest, payable quarterly, at LIBOR plus 3.50 percent. We also are required to pay a commitment fee of 0.50 percent on undrawn amounts under the facility. The facility is secured by substantially all of our non-student loan assets, including the outstanding capital stock or limited liability company membership interests of all of our wholly owned operating subsidiaries other than subsidiaries that hold our loan portfolio. The credit facility contains certain mandatory prepayment and commitment reduction provisions and event of default provisions, including provisions relating to a change of control, as well as affirmative and negative covenants, which include restrictions on the payment of dividends and the incurrence of additional debt and capital expenditures. In addition, we are subject to, and in compliance with, certain financial covenants, including ratios related to fixed charges coverage, interest coverage and leverage. We and certain of our subsidiaries have guaranteed all of our obligations under the credit agreement. As of June 30, 2005, we had no outstanding balance on this revolving line of credit. Effective June 30, 2005, this credit facility, which was scheduled to terminate on July 20, 2005, was extended to October 7, 2005.
          In July 2003, we obtained a one-year, $500.0 million conduit warehouse financing facility to fund our loan originations. In February 2004, we requested and received a temporary increase in this facility to permit financing up to $1.0 billion enabling us to finance additional loans prior to issuing asset-backed securities in April 2004. As of the end of April 2004, capacity under the facility returned to $500.0 million. In November 2004, we permanently increased this facility to $1.0 billion. We use the warehouse facility to fund our loan originations until such time as we accumulate sufficient loans to effectively access the asset-backed securitization market, and we may seek to expand our warehouse availability from time to time to continue to most efficiently access that market. We do not have a contractual right to increase this facility at this time. We pay a fee of 0.14 percent per annum on the unused portion of the facility and, accordingly, have maintained availability at levels we believe are appropriate to fund our loan originations. The ability to draw on the $1.0 billion warehouse facility, which was scheduled to expire in July 2005, has been extended until July 2006. The $1.0 billion warehouse facility is provided by five commercial paper conduits with liquidity support provided by two national financial institutions. The facility is secured by our portfolio of loans financed under the facility. The interest rate on funds advanced by the conduit lender is calculated based on the commercial paper rate plus a margin and for funds advanced by the liquidity provider at the Eurodollar rate plus 1.0 percent or the alternate base rate. The interest rate on amounts outstanding under the warehouse facility on June 30, 2005, was 3.47 percent. As of June 30, 2005, $704.3 million was outstanding under our warehouse facility. The conduit facility contains affirmative and negative covenants as well as reporting requirements and covenants relating to loan servicing. The affirmative covenants require us to, among other things, preserve the federal guarantee on our FFELP loan portfolio. An event of default under the conduit facility will occur if, among other things, the federal guarantee on FFELP loans is reduced, the excess spread on the loans in our portfolio drops below a certain rate or the default rate of loans in our portfolio exceeds a certain percentage.
          To retain loans on our balance sheet, we issue asset-backed notes. Through June 30, 2005, we have completed six securitizations that have provided $5.4 billion of funding, including our securitizations of $1.4 billion in February 2005 and $1.1 billion in 2004. These secured financings were issued primarily in the domestic capital markets and are secured by separate pools of FFELP loans. Securities issued in our securitizations accrue interest based on a rate of a spread to LIBOR or set under an auction procedure related to the securities as more fully described below. The securitization transactions require certain levels of cash reserves and require that we distribute cash flows to the bondholders on a priority basis. Other than cash paid for servicing and administration, all of the cash flows from our securitized assets have been paid to the bondholders and, therefore, have not been available to us for business operations. In July 2005, we closed on the issuance of another $1.3 billion in floating rate asset-backed notes. The proceeds of this offering will be used to refinance approximately $900 million in auction rate certificates remaining under our privately placed master trust, Education Loan Trust I. The additional $400 million will be used to finance FFELP consolidation loans currently outstanding in our warehouse facility. As part of this transaction, the company will have a pre-tax expense of $4.3 million of unamortized note issuance costs related to the auction rate certificates in the third quarter of 2005. The company expects this expense to be offset over the next three years by the elimination of the 25 basis point broker dealer fee incurred under Education Loan Trust I and by a significant reduction in the company’s exposure to interest rate volatility.

     As part of our securitization transactions, we borrow funds in excess of the principal balance of the loans included in the applicable securitization transactions. A portion of these additional funds was used to repay our other indebtedness and is used to fund our operations. The timing of future cash flows may be affected by the amount of loans in our portfolio in grace or deferment status or for which we have granted forbearance and the level of delinquencies. In the first six months of 2005, we made $126.7 million in principal payments and in the comparable 2004 period, we made $67.6 million in principal payments on our asset-backed securitizations. Our rights to cash flows from securitized loans are subordinate to noteholders interests and these loans may fail to generate any cash flows beyond what is due the noteholders. We anticipate continuing to access the domestic asset-backed securitization market in 2005 and subsequent years. The timing of future issuances will depend on market conditions.
     On May 17, 2002, in connection with our acquisition by Lightyear and its affiliates, CFSL Acquisition Corp. issued a 4.47 percent subordinated note, due June 30, 2007, in the principal amount of $15.0 million to the previous owners of the company. The note may be redeemed at any time at the option of the company and must be redeemed in the event of a change of control of the company.
     The following tables summarize our indebtedness and capital leases outstanding as of June 30, 2005, and December 31, 2004:

	As of June 30, 2005
	Principal		Interest
	amount	Percent of total	rate range	Final maturity(2)
	(dollars in millions)
Warehouse facility	$704.3	12.6%	3.47%	07/18/06	(3)
Asset-backed notes: (1)
Notes based on LIBOR	2,868.0	51.2	3.50% - 3.82%	03/01/12 - 12/28/37
Notes based on auction rates	2,014.4	35.9	3.15% - 3.45%	12/01/41 - 12/28/43

Total asset-backed notes and warehouse facility	5,586.7	99.7
Revolving line of credit	—	—	—	10/07/05
Fixed-rate notes	14.6 (4)	0.3	4.47%	06/30/07
Fixed-rate capital leases	1.5	—	6.00% - 7.82%	05/10/10

Total	$5,602.8	100.0%

	As of December 31, 2004
	Principal	Percent	Interest
	amount	of total	rate range	Final maturity(2)
	(dollars in millions)
Warehouse facility	$1,088.8	22.7%	2.55%	07/18/06	(3)
Asset-backed notes: (1)
Notes based on LIBOR	1,641.5	34.2	2.60% - 2.85%	03/01/12 - 09/30/30
Notes based on auction rates	2,052.4	42.8	2.28% - 2.58%	12/01/41 - 12/28/43

Total asset-backed notes and warehouse facility	4,782.7	99.7
Revolving line of credit	—	—	—	07/06/05
Fixed-rate notes	14.5 (4)	0.3	4.47%	06/30/07
Fixed-rate capital leases	1.7	—	6.00% - 7.82%	05/10/10

Total	$4,798.9	100.0%

(1) Issued in securitization transactions.

(2) The final maturity date is the stated legal maturity of the applicable class of notes. However, the principal of the notes is paid based on the receipt of principal payments under the applicable pools of loans and we expect to pay the principal prior to the final maturity date.

(3) The warehouse facility, which was scheduled to expire in July 2005, was extended for an additional year.

(4) Balances are net of unamortized discount of $0.4 million as of June 30, 2005, and $0.5 million as of December 31, 2004.

     Payments on outstanding indebtedness and capital and operating lease obligations are due after June 30, 2004, in varying amounts as follows:

	Total	< 1 year	1 - 3 years	3 - 5 years	> 5 years
	(dollars in millions)
Warehouse facility(1)	$704.3	$—	$704.3	$—	$—
Asset-backed notes(2)	4,882.4	—	—	—	4,882.4
Other indebtedness(3)	14.6	—	14.6	—	—
Capital lease obligations	1.5	0.5	0.9	0.1	—
Operating lease obligations	8.2	1.9	2.5	2.4	1.4

Total	$5,611.0	$2.4	$722.3	$2.5	$4,883.8

(1) The warehouse facility, which was scheduled to expire in July 2005, was extended for an additional year.

(2) Principal on our asset-backed notes will be paid based on receipt of principal payments under the applicable pools of loans, and we expect to pay the principal prior to final maturity date of the notes.

(3) Fixed-rate note outstanding of $14.6 million, net of unamortized discount.
     In addition, we have forward purchase agreements under which we are obligated to sell a minimum amount of FFELP loan applications, refer private education loan applications and sell a portion of the funded private consolidation loan applications we originate. These commitments generally run for between one and three years. As of June 30, 2005, and December 31, 2004, we were obligated to sell approximately 30 percent of calendar year 2005 FFELP consolidation volume in loan applications at contractual rates under various agreements through December 31, 2005.
Off-Balance-Sheet Arrangements
     We do not have any off-balance-sheet arrangements. As described above, all of our asset-backed securitizations are treated as indebtedness on our balance sheet.
Loan Portfolio
     The table below describes the components of our loan portfolio as of June 30, 2005, and December 31, 2004:

	As of June 30,		As of December 31,
	2005		2004
	(dollars in millions)
		Percent		Percent
	Principal(1)	of total	Principal(1)	of total
FFELP loans:
Consolidation	$5,335.7	99.8%	$4,601.5	99.8%
PLUS	6.8	0.1	6.3	0.1
Stafford	6.8	0.1	5.1	0.1
Private	1.5	—	—	—

Total	$5,350.8	100.0%	$4,612.9	100.0%

(1) Amounts reflect principal balance of loans without adjustments for deferred loan costs which, as of June 30, 2005, totaled $68.9 million and as of December 31, 2004, totaled $51.9 million. Amounts also exclude the allowance for loan losses of $6.9 million as of June 30, 2005, and $5.0 million as of December 31, 2004.

     The table below shows the repayment status of loans and delinquency amounts as of June 30, 2005, and December 31, 2004. Delinquencies have the potential to adversely impact our earnings through increased servicing and collection costs and write-offs.

	As of June 30,			As of December 31,
	2005			2004
		Percent	Percent of		Percent of	Percent of
		of loan	loans in		total loan	Loans in
	Principal(1)	portfolio	repayment	Principal(1)	portfolio	repayment
	(dollars in millions)
Loans in school/grace/deferment(2)	$624.5	11.7%		$536.7	11.6%
Loans in forbearance(3)	394.2	7.4		335.8	7.2
Loans in repayment status:
Current	3,932.3	73.5	90.8%	3,457.0	75.0	92.4%
Delinquent 31-60 days(4)	168.1	3.1	3.9	110.5	2.4	3.0
Delinquent 61-90 days(4)	59.6	1.1	1.4	40.4	0.9	1.1
Delinquent over 90 days(4) (5)	172.1	3.2	3.9	132.5	2.9	3.5

Total loans in repayment	4,332.1	80.9	100.0%	3,740.4	81.2	100.0%

Total loan portfolio	$5,350.8	100.0%		$4,612.9	100.0%

(1) Amounts reflect principal balance of loans without adjustments for deferred loan costs, which, as of June 30, 2005, totaled $68.9 and as of December 31, 2004, totaled $51.9 million. Amounts also do not reflect the allowance for loan losses of $6.9 million as of June 30, 2005, and $5.0 million as of December 31, 2004.

(2) Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(3) Loans for borrowers who have temporarily ceased making full payments as a result of hardship or other factors, according to a schedule approved by the servicer consistent with the established loan program servicing procedures and policies.

(4) The period of delinquency is based on the number of days scheduled payments are contractually past due and relates to loans in repayment status, that is, receivables not charged off, and not in school, grace, deferment or forbearance.

(5) Includes loans of $13.1 million as of June 30, 2005, and $13.6 million as of December 31, 2004, in claim status, which are loans that are more than 270 days past due, which have gone into default and which have been submitted to the guaranty agency for FFELP loans to process the claim for payment.
The following table summarizes our loan portfolio by interest rate ranges as of June 30, 2005, and December 31, 2004:

	As of June 30, 2005		As of December 31, 2004
	Current		Current
	principal	Weighted	principal	Weighted
	balance	average	balance	average
	outstanding (1)	maturity	outstanding (1)	maturity
	(in millions)	(yrs)	(in millions)	(yrs)
Interest rate range
2.500%-2.999%	$508.1	21.6	$553.0	22.8
3.000%-3.499%	860.8	23.4	751.6	23.2
3.500%-3.999%	1,316.2	21.8	1,019.8	22.0
4.000%-4.499%	1,018.3	21.2	854.5	21.2
4.500%-4.999%	456.5	22.3	400.7	22.4
5.000%-5.499%	204.6	22.3	180.8	22.9
5.500%-5.999%	204.7	22.9	189.4	22.7
6.000%-6.499%	241.4	21.1	209.1	21.6
6.500%-6.999%	203.6	21.2	176.6	21.2
7.000%-7.499%	93.2	22.6	81.9	22.9
7.500%-7.999%	95.4	22.4	77.4	22.7
8.000%-8.499%	148.0	22.2	118.1	22.3

	$5,350.8	22.0	$4,612.9	22.2

(1) Amounts reflect principal balance of loans without adjustments for deferred loan costs, which, as of June 30, 2005, totaled $68.9 million and as of December 31, 2004, totaled $51.9 million. Amounts also do not reflect the allowance for loan losses of $6.9 million as of June 30, 2005, and $5.0 million as of December 31, 2004.

Net Portfolio Margin Analysis
     The following table sets forth the net portfolio margin on average student loans and restricted cash for the periods indicated. Net portfolio margin is a non-GAAP financial measure. Net portfolio margin equals the weighted average yield on our loans and restricted cash after amortization of capitalized origination costs and purchase accounting adjustments, less the weighted average interest expense on the debt we incur to finance our loans. We have provided below a reconciliation of net portfolio margin to the most comparable financial measurement that has been prepared in accordance with GAAP. We believe that net portfolio margin provides investors with information that is useful in evaluating the earnings performance of our loan portfolio.

	Three months ended June 30,				Six months ended June 30,
	2005		2004		2005		2004
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
				(dollars in thousands)
Student loan and restricted cash yield	$78,875	5.81%	$41,591	4.40%	$146,855	5.66%	$77,422	4.42%
Department of Education rebate(1)	(13,827)	(1.02)	(9,581)	(1.01)	(26,731)	(1.03)	(18,068)	(1.03)
Amortization(2)	(1,586)	(0.11)	(936)	(0.10)	(2,918)	(0.11)	(1,601)	(0.09)

Net student loan and restricted cash yield	63,462	4.68	31,074	3.29	117,206	4.52	57,753	3.30
Asset-backed notes and lines of credit	(46,279)	(3.41)	(14,546)	(1.54)	(82,928)	(3.20)	(26,952)	(1.54)

Net portfolio margin	17,183	1.27%	16,528	1.75%	34,278	1.32%	30,801	1.76%
Floor income	(759)	(0.06)	(6,358)	(0.67)	(2,835)	(0.11)	(12,895)	(0.74)

Net portfolio margin net of floor income	$16,424	1.21%	$10,170	1.08%	$31,443	1.21%	$17,906	1.02%

Reconciliation to net interest income:
Net portfolio margin net of floor income	$16,424		$10,170		$31,443		$17,906
Plus: interest income on cash and cash equivalents	346		120		676		305
Less: interest expense on other debt obligations, net	(437)		(931)		(873)		(1,570)
Less: interest expense on capital lease obligations	(27)		(41)		(56)		(74)
Plus: floor income	759		6,358		2,835		12,895

Net interest income	$17,065		$15,676		$34,025		$29,462

Average balance of student loans and restricted cash	$5,442,801		$3,802,536		$5,226,201		$3,522,548

(1) Reflects the 1.05 percent per annum rebate fee that is paid monthly on FFELP consolidation loans divided by the average balance of student loans and restricted cash.

(2) Represents the amortization of capitalized origination costs and purchase accounting adjustments, including the 0.50 percent fee payable to the Department of Education on the origination of FFELP loans.

Net Interest Margin Analysis
     The following tables set forth, for the periods indicated, information regarding the total amounts and rates of interest income from interest-earning assets and interest expense from interest-bearing liabilities.

	Three months ended June 30,
	2005				2004
			Average				Average
		Interest	rate			Interest	rate
	Average	income/	earned/		Average	income/	earned/
	balance	expense	paid		balance	expense	paid
	(dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$18,218	$346	7.62%		$11,994	$120	4.02%
Restricted cash	178,645	1,455	3.27		189,097	348	0.74
Student loans	5,264,156	77,420	5.90		3,613,439	41,243	4.59
Department of Education rebate(1)		(13,827)	(1.05)			(9,581)	(1.07)
Amortization(2)		(1,586)	(0.12)			(936)	(0.10)

Student loans after Department of Education rebate and amortization	5,264,156	62,007	4.73		3,613,439	30,726	3.42

Total interest-earning assets	$5,461,019	$63,808	4.69%		$3,814,530	$31,194	3.29%

Interest-bearing liabilities:
Asset-backed notes and lines of credit	$5,471,068	$46,279	3.39%		$3,845,178	$14,546	1.52%
Other debt obligations, net	14,564	437	12.04		60,858	931	6.15
Capital lease obligations	1,568	27	6.91		1,752	41	9.41

Total interest-bearing liabilities	$5,487,200	$46,743	3.42		$3,907,788	$15,518	1.60

Net interest income and net interest margin.		$17,065	1.26	%(3)		$15,676	1.65	%(3)

(1) Reflects the 1.05 percent per annum rebate fee that is paid monthly on FFELP consolidation loans divided by the average balance of student loans.

(2) Represents the amortization of capitalized origination costs and purchase accounting adjustments, including the 0.50 percent fee payable to the Department of Education on the origination of FFELP loans.

(3) Net interest margin is net interest income divided by the average total interest-earning assets.

	Six months ended June 30,
	2005				2004
			Average				Average
		Interest	rate			Interest	rate
	Average	income/	earned/		Average	income/	earned/
	balance	expense	paid		balance	expense	paid
	(dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$18,848	$676	7.23%		$13,158	$305	4.65%
Restricted cash	159,452	2,360	2.98		149,358	574	0.77
Student loans	5,066,749	144,495	5.75		3,373,190	76,848	4.57
Department of Education rebate(1)		(26,731)	(1.06)			(18,068)	(1.07)
Amortization(2)		(2,918)	(0.12)			(1,601)	(0.10)

Student loans after Department of Education rebate and amortization	5,066,749	114,846	4.57		3,373,190	57,179	3.40

Total interest-earning assets	$5,245,049	$117,882	4.53%		$3,535,706	$58,058	3.29%

Interest-bearing liabilities:
Asset-backed notes and lines of credit	$5,255,826	$82,928	3.18%		$3,562,787	$26,952	1.52%
Other debt obligations, net	14,538	873	12.11		52,147	1,570	6.04
Capital lease obligations	1,629	56	6.93		1,809	74	8.20

Total interest-bearing liabilities	$5,271,993	$83,857	3.21		$3,616,743	$28,596	1.59

Net interest income and net interest margin.		$34,025	1.31	%(3)		$29,462	1.67	%(3)

(1) Reflects the 1.05 percent per annum rebate fee that is paid monthly on FFELP consolidation loans divided by the average balance of student loans.

(2) Represents the amortization of capitalized origination costs and purchase accounting adjustments, including the 0.50 percent fee payable to the Department of Education on the origination of FFELP loans.

(3) Net interest margin is net interest income divided by the average total interest-earning assets.

Interest Rate Risk
     Because we expect to generate a significant portion of our earnings from the difference, or spread, between the yield we receive on our loan portfolio of student loans and the cost of financing these loans, our results of operations are sensitive to interest rates. We fund our loan portfolio with variable-rate debt. As a result of the low interest rate environment that has existed from 2002 through June 30, 2005, and a decline in short-term interest rates used to fix the borrower’s rate on a consolidation loan, our loan portfolio is yielding excess net interest income, which is referred to as fixed-rate floor income. See Risk Factors described in Exhibit 99.1 to this report which is incorporated by reference herein.
     Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. Our net interest income is affected by changes in various interest rates, including LIBOR and the commercial paper rate. In higher interest rate environments, a greater portion of the FFELP consolidation loans in our portfolio will earn interest at a variable rate. Loans in our portfolio earn interest at a variable rate when the floating rate based on the special allowance payment formula exceeds the fixed borrower rate. At this time, the loans will be effectively matched with variable-rate debt, and the impact of interest rate fluctuations will be substantially reduced.
     As a result of declining short-term interest rates from 2002 through mid-year 2004, we earned increasing amounts of fixed-rate floor income. Since mid-year 2004, fixed-rate floor income has decreased as short-term interest rates have risen. At June 30, 2005, our student loan portfolio had a weighted average interest rate of 4.23 percent compared with 4.28 percent at December 31, 2004.
     One objective when financing our loan portfolio is to manage interest rate risk through:
•	match-funding of loan assets with associated secured borrowings and

•	utilizing interest rate swaps and other derivative instruments, described below, to minimize the adverse effect of interest rate fluctuations in the near term.
     During 2003, 2004 and 2005, we entered into certain derivative instrument contracts to help manage our interest rate risk. The table below summarizes the derivative instruments to which we were a party at June 30, 2005:

				June 30, 2005		December 31, 2004
				Receive—		Receive—
Derivative	Notional	Maturity	Pay—	floating rate		floating rate	Fair
type	amount	Date	fixed rate	(LIBOR)	Fair value(3)	(LIBOR)	value(3)
Swap(1)	$250,000	01/26/2005	—%	—%	$—	2.42%	$96
Cap (Sold) (2)	250,000	01/26/2005	---- (2)	—	—	2.23	(82)
Swap(1)	550,000	04/28/2005	—	—	—	2.42	1,945
Swap(1)	450,000	01/25/2006	3.23	3.31	1,269	—	—

Total, net					$1,269		$1,959

(1) Under the interest rate swaps, we agree to pay a fixed rate in exchange for a floating rate. The interest rate swap effectively converts a portion of our variable-rate debt to a fixed rate for a period of time, thereby fixing the relative spread between a portion of our loan assets equal to the size of the swap notional amount.

(2) The payments on the cap were to be made only when the 91-day commercial paper rate exceeded 2.09 percent. Payments of $74 were made in the first quarter 2005 and payments of $54 were made for the year 2004.

(3) Reflects the value to the company of the interest rate swaps and the cap assuming the applicable swap or cap was terminated as of June 30, 2005, or December 31, 2004.
     We have not designated any of these derivative instruments to meet the criteria for hedge accounting. See “Critical Accounting Policies—Accounting for Derivatives” in our Annual Report on Form 10-K for the year ended December 31, 2004.
  Forward interest rate sensitivity. The following table shows the changes in net interest income, swap interest expense, derivative mark-to-market expense and income before tax provision for a 12-month period based on an increase or decrease in interest rates in effect on July 1, 2005, which is maintained for the entire period shown and applied to our interest-earning assets and interest-bearing liabilities as of June 30, 2005, assuming normal portfolio payment patterns for the periods presented and no additional originations.

     We held one derivative contract as of June 30, 2005, to help mitigate the economic impact of changing interest rates. For swap interest expense and derivative mark-to-market expense, we have applied the change to interest rates in effect on July 1, 2005, through the maturity date of the applicable derivative. Because the derivatives are not accounted for as accounting hedges under SFAS No. 133, we present their effect in a separate line item, swap interest (income) expense, in the income statement.

	Twelve months beginning July 1, 2005
	Decrease	Increase	Increase	Increase
	of	of	of	of
	100 basis	100 basis	200 basis	300 basis
	points	points	points	points
	(dollars in millions)
Estimated increase (decrease) in net interest income	$9.8	$(5.8)	$(8.9)	$(10.3)
Estimated (increase) decrease in swap interest expense(1)	(2.6)	2.6	5.2	7.7
Estimated (increase) in derivative mark-to-market expense(1)(2)	(1.3)	(1.3)	(1.3)	(1.3)

Increase (decrease) in income before income tax provision	$5.9	$(4.5)	$(5.0)	$(3.9)

(1) Our derivative instrument in effect as of June 30, 2005, matures on January 25, 2006.

(2) Represents the aggregate mark-to-market liability as of June 30, 2005, based on the maturity of the derivative in place at that time.
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

Item 4. Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005. Based upon that evaluation and subject to the foregoing, our chief executive officer and chief financial officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.
     There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
  Item 3. Defaults Upon Senior Securities
None.
  Item 4. Submission of Matters to a Vote of Security Holders
At the Annual Meeting of Stockholders of Collegiate Funding Services, Inc. held on May 17, 2005, the following proposals were submitted to a vote of the holders of Collegiate Funding Services, Inc.’s common stock voting as indicated:
1. Approval of a proposal to elect the following individuals as directors of the company for a term expiring at the 2008 annual stockholders’ meeting:

Class I directors	FOR	WITHHELD
Richard J. Sterne	21,503,369	3,127,679

Anthanassios “Nassos” Michas	23,513,597	1,117,451

2. Approval of a proposal to ratify the appointment of Ernst & Young LLP as the company’s independent auditors for 2005:

FOR	WITHHELD	ABSTAIN
24,626,848	4,100	100
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

COLLEGIATE FUNDING SERVICES, INC.
(Registrant)

Date: August 05, 2005	By:	/s/ Kevin A. Landgraver

	Name:	Kevin A. Landgraver
	Title:	Chief Financial Officer and Executive Vice President
(on behalf of the Registrant and as Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1	Agreement relating to Acquisition of Youth Media & Marketing Networks, dated as of April 21, 2004, among Collegiate Funding Services, LLC, Affinity Acquisition Corp., Members Connect Inc. and the company’s stockholders (incorporated by reference to Exhibit 2.1 to the registration statement on Form S-1 (Reg. No. 333-114466))

3.1	Amended and Restated Certificate of Incorporation of Collegiate Funding Services, Inc. (incorporated by reference to Exhibit 3.1 to the registration statement on Form S-1 (Reg. No. 333-114466))

3.2	Amended and Restated By-Laws of Collegiate Funding Services, Inc. (incorporated by reference to Exhibit 3.2 to the registration statement on Form S-1 (Reg. No. 333-114466))

4.1✓	Stockholders Agreement, dated May 17, 2002, by and among CFSL Holdings Corp., CFSL Acquisition Corp. and the investors listed on Schedule A thereto (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-1 (Reg. No. 333-114466))

4.2	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.2 to the registration statement on Form S-1 (Reg. No. 333-114466))

4.3	Indenture of Trust from Collegiate Funding Services Education Loan Trust I and U.S. Bank National Association, as Eligible Lender Trustee to U.S. Bank National Association, as Indenture Trustee, dated as of November 1, 2001, together with First Supplemental Indenture of Trust, dated November 1, 2001 and Second Supplemental Indenture of Trust, dated July 1, 2002 (incorporated by reference to Exhibit 4.3 to the registration statement on Form S-1 (Reg. No. 333-114466))

4.4	Indenture of Trust between Collegiate Funding Services Education Loan Trust 2003-A and U.S. Bank National Association, as Eligible Lender Trustee and as Trustee, dated as of February 1, 2003 (incorporated by reference to Exhibit 4.4 to the registration statement on Form S-1 (Reg. No. 333-114466))

4.5	Indenture of Trust between Collegiate Funding Services Education Loan Trust 2003-B and U.S. Bank National Association, as Eligible Lender Trustee and as Trustee, dated as of November 1, 2003 (incorporated by reference to Exhibit 4.5 to the registration statement on Form S-1 (Reg. No. 333-114466))

4.6	Indenture of Trust between Collegiate Funding Services Education Loan Trust 2004-A and U.S. Bank National Association, as Eligible Lender Trustee and as Trustee, dated as of April 1, 2004 (incorporated by reference to Exhibit 4.6 to the registration statement on Form S-1 (Reg. No. 333-114466))

4.6.1	Indenture of Trust between Collegiate Funding Services Education Loan Trust 2005-A and The Bank of New York, as Eligible Lender Trustee and as Trustee, dated as of February 1, 2005 (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K of Collegiate Funding Services Education Loan Trust 2005-A (File No., 333-112232-02))

10.23	Amendment No. 1 to Employment Agreement by and between Collegiate Funding Services, Inc. and J. Barry Morrow (incorporated by reference to Exhibit 10.23 to the quarterly report on Form 10-K of Collegiate Funding Services, Inc. (File No. 000-50846))

10.24	Form of Amendment No. l to Employment Agreement for Executive Vice Presidents Morrow (incorporated by reference to Exhibit 10.24to the quarterly report on Form 10-K of Collegiate Funding Services, Inc. (File No. 000-50846))

10.25	Amendment No. 1 to Employment Agreement by and between Collegiate Funding Services, Inc. and John Reeves (incorporated by reference to Exhibit 10.25 to the quarterly report on Form 10-K of Collegiate Funding Services, Inc. (File No. 000-50846))

10.26	Form of Stock Option Award Agreement for Chief Executive and Executive Vice Presidents (incorporated by reference to Exhibit 10.26 to the current report on Form 8-K of Collegiate Funding Services, Inc. (File No. 000-50846))

10.27	Form of Restricted Stock Award Agreement for Chief Executive and Executive Vice Presidents (incorporated by reference to Exhibit 10.27 to the current report on Form 8-K of Collegiate Funding Services, Inc. (File No. 000-50846))

Exhibit No.	Description of Exhibit
10.28	Amendment No. 3 dated as of June 30, 2005, to the Credit Agreement among Collegiate Funding Services, LLC, Collegiate Funding Services, Inc. the Subsidiary Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.28 to the current report on Form 8-K of Collegiate Funding Services, Inc. (File No. 000-50846))

31.1*	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

32.1**	Section 1350 Certification by Chief Executive Officer

32.2**	Section 1350 Certification by Chief Financial Officer

99.1*	Risk Factors relating to the Registrant

99.2**	Supplemental information available on the Registrant’s website

✓	CFSL Holdings Corp. has subsequently changed its name to Collegiate Funding Services, Inc.

*	Filed herewith

**	Furnished herewith