Form 10-Q
period 2005-09-30
COLLEGIATE FUNDING SERVICES INC
filed 2005-11-07
CIK 1286686

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
     (Mark one)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter Ended September 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________
Commission file number: 000-50846
Collegiate Funding Services, Inc.
( Exact name of Registrant as Specified in Charter)

Delaware (State of Incorporation)	04-3649118 (I.R.S. Employer Identification Number)
10304 Spotsylvania Avenue
Suite 100
Fredericksburg, Virginia 22408
(Address of principal executive offices)(Zip Code)
(540) 374-1600
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of share outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
32,358,385 Shares of Common Stock, par value $.001 per share, were outstanding as of November 1, 2005.

PART I. — FINANCIAL INFORMATION
Item 1. Financial Statements
COLLEGIATE FUNDING SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30,	December 31,
	2005	2004
	(unaudited)
Assets
Cash and cash equivalents	$17,982	$12,925
Restricted cash	84,408	80,128
Accounts receivable, net	15,784	10,353
Student loans, net of allowance of $7,995 and $4,961, respectively	5,642,706	4,659,842
Accrued interest receivable	72,357	42,844
Income taxes receivable	1,208	6,588
Property and equipment, net	13,731	14,622
Goodwill	192,983	188,729
Deferred financing costs, net	19,699	15,560
Other assets	11,466	11,200

Total assets	$6,072,324	$5,042,791

Liabilities and stockholders’ equity

Liabilities
Asset-backed notes and lines of credit	$5,768,690	$4,782,670
Other debt obligations, net	14,641	14,486
Capital lease obligations	1,383	1,749
Accounts payable	1,815	2,315
Accrued interest payable	5,373	5,116
Other accrued liabilities	40,145	26,074
Deferred income taxes, net	22,789	18,669

Total liabilities	5,854,836	4,851,079

Stockholders’ equity
Common stock — par value $0.001, 120,000,000 shares authorized, 32,355,150 and 30,764,848 shares issued and outstanding as of September 30, 2005 and December 31, 2004, respectively	32	30
Additional paid-in capital	159,863	157,823
Retained earnings	57,593	33,859

Total stockholders’ equity	217,488	191,712

Total liabilities and stockholders’ equity	$6,072,324	$5,042,791

See accompanying notes.

COLLEGIATE FUNDING SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)
(unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2005	2004	2005	2004
Net revenue
Interest income	$74,454	$36,738	$192,336	$94,796
Interest expense	55,630	20,242	139,487	48,838

Net interest income	18,824	16,496	52,849	45,958
Provision for loan losses	1,451	726	4,239	186

Net interest income after provision for loan losses	17,373	15,770	48,610	45,772
Fee income	44,354	43,310	113,727	86,059

Net revenue	61,727	59,080	162,337	131,831
Expenses
Salaries and related benefits	18,395	17,423	51,675	47,576
Other selling, general and administrative expenses:
Marketing and mailing costs	15,635	17,501	40,321	34,813
Communications and data processing	2,002	2,274	6,048	5,781
Management and consulting fees	313	600	1,273	2,337
Professional fees	2,450	1,637	6,278	4,066
Depreciation and amortization	2,051	1,702	5,796	4,299
Other general and administrative	1,641	3,499	8,676	8,553

Total other selling, general and administrative expenses	24,092	27,213	68,392	59,849
Swap interest (income) expense	(316)	643	(1,727)	4,248
Derivative and investment mark-to-market expense (income)	(7)	245	506	(5,869)
Debt extinguishment	4,329	—	4,329	—

Total expenses	46,493	45,524	123,175	105,804

Income before income tax provision and accretion of dividends on preferred stock	15,234	13,556	39,162	26,027
Income tax provision	5,950	5,405	15,428	10,314

Income before accretion of dividends	9,284	8,151	23,734	15,713
Accretion of dividends on preferred stock	—	507	—	4,815

Net income	$9,284	$7,644	$23,734	$10,898

Earnings per common share, basic	$0.29	$0.26	$0.76	$0.46

Earnings per common share, diluted	$0.29	$0.25	$0.74	$0.43

Weighted average common shares outstanding, basic	31,889,552	28,859,499	31,298,486	23,686,464

Weighted average common shares outstanding, diluted	32,235,057	30,710,055	32,237,631	25,538,837

See accompanying notes.

COLLEGIATE FUNDING SERVICES, INC.
CONSOLIDATED STATEMENT OF EQUITY
(dollars in thousands)
(unaudited)

		Additional
		paid-in
	Common stock	capital	Retained earnings	Total
Balance, December 31, 2004	$30	$157,823	$33,859	$191,712
Exercise of warrants	2	(2)	—	—
Deferred compensation	—	2,042	—	2,042
Net income — January 1, 2005 through September 30, 2005	—	—	23,734	23,734

Balance, September 30, 2005	$32	$159,863	$57,593	$217,488

See accompanying notes.

COLLEGIATE FUNDING SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Nine months ended
	September 30,
	2005	2004
Cash flows from operating activities
Net income	$23,734	$10,898
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of dividends on preferred stock	—	4,815
Depreciation and amortization	5,796	4,299
Loss on disposal of property and equipment	163	361
(Reversal of) loss on early lease termination	(119)	776
(Gain) on sale of student loans	(3,349)	—
Deferred income tax provision	4,120	6,709
Stock compensation	—	900
Amortization of deferred costs	8,612	4,307
Debt extinguishment	4,329	—
Provision for loan losses	4,239	186
Provision for doubtful accounts	56	—
Changes in:
Accrued interest receivable	(30,053)	(15,008)
Accounts receivable and other assets	(4,341)	(18,595)
Income taxes receivable	5,380	746
Accounts payable	(500)	864
Accrued interest payable	257	44
Other accrued liabilities	13,565	1,050

Net cash provided by operating activities	31,889	2,352

Cash flows from investing activities
Originations and purchases of student loans	(1,460,833)	(1,405,416)
Net proceeds from student loan principal payments	372,300	184,063
Net proceeds from student loan sales	100,918	—
Acquisitions, net of cash acquired	(5,952)	(35,185)
Net proceeds from disposals of property and equipment	6	—
Purchases of property and equipment	(4,163)	(5,195)

Net cash used in investing activities	(997,724)	(1,261,733)

Cash flows from financing activities
Proceeds from asset-backed notes and lines of credit	4,064,100	2,314,000
Payments on asset-backed notes and lines of credit	(3,078,080)	(1,090,600)
Proceeds from other debt obligations	—	39,000
Payments on other debt obligations	—	(52,859)
Payments on capital lease obligations	(366)	(311)
Payment of financing costs	(10,482)	(5,126)
Proceeds from notes receivable	—	509
Proceeds from stock issuances, net		135,608
Redemption of preferred shares		(93,951)
Change in restricted cash	(4,280)	1,084

Net cash provided by financing activities	970,892	1,247,354

Net increase (decrease) in cash and cash equivalents	5,057	(12,027)
Cash and cash equivalents:
Beginning	12,925	14,436

Ending	$17,982	$2,409

Supplemental disclosures:
Cash payments for interest	$136,992	$43,148

Cash payments for income taxes, net	$10,129	$29

Capital lease of property and equipment	$—	$285

See accompanying notes.

COLLEGIATE FUNDING SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(dollars in thousands, except per share data)
1. Nature of the Business
     Collegiate Funding Services, Inc. is a vertically integrated education finance company that markets, originates, finances and services federal and private education loans. The company markets education loans primarily through direct-to-consumer programs, or DTC, including targeted direct mail, telemarketing and the internet. Using its direct-to-consumer platform, along with other distribution channels and its origination capabilities, the company assists consumers in financing and refinancing the cost of undergraduate, graduate, professional, career and continuing education training. The DTC marketing strategy is supplemented with marketing through relationships with membership organizations, alumni associations, universities and other entities to reach customers and promote the company’s products under private-label and co-branded offerings. The company finances, retains and services a substantial portion of the loans it originates.
     Some completed federal and private consolidation and private loan applications are sold to and funded by third-party lenders, whereby the company receives a fee for its services. Other completed loan applications are funded through a subsidiary of the company and held and serviced by the company. Some federal consolidation loans that have been funded through a subsidiary of the company are also sold to third-parties shortly after funding and the company records the gain on the sale of such loans as fee income. The company has call centers located in Virginia and Florida. The company also has a loan servicing center in Mississippi and an affinity marketing subsidiary in Boston.

COLLEGIATE FUNDING SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED —(Continued)
     In August 2005, the company acquired the BabyMint College Savings Program, a loyalty rebate rewards program designed to help parents and other family members save for college. The loyalty rewards program enables individuals to save towards college tuition as they patronize participating businesses. The company plans to expand the program to enable members to receive rebates that can be applied towards their education, including Stafford and PLUS Loans, private, credit-based alternative loans as well as both Federal and private, credit-based consolidation loans. The initial purchase price was $1,375, which included goodwill of $723, intangible assets of $640 and a net of $12 to other assets and payables. The operating results of BabyMint have been included in the company’s consolidated financial statements since August 29, 2005.
     On May 31, 2005, the company acquired the assets of International Education Finance Corporation, or IEFC, a company that provides international student loan programs. IEFC is a marketer of federally guaranteed and private education loans, serving both U.S. students going abroad and international students coming to the U.S. The acquisition provides the company entry into the market for international education finance solutions. The initial purchase price was $4,829, which included goodwill of $3,531, intangible assets of $992 and a net of $306 to other assets and payables. Under the terms of the agreement, goodwill and thus the purchase price would increase over a four-year period if IEFC were to achieve specific performance goals. We do not anticipate that any increase would be material. The operating results of IEFC have been included in the company’s consolidated financial statements since June 1, 2005. Volume generated through IEFC is currently sold under agreements with third parties.
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

COLLEGIATE FUNDING SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED — (Continued)
2. Initial Public Offering
     In July 2004, the company completed its initial public offering of common stock issuing 9,375,000 shares of common stock at $16.00 per share. The net proceeds of the offering of $135,596 were used to pay the $93,951 liquidation preference of all shares of the preferred stock issued by a subsidiary, and the remaining $41,645 was used to repay a portion of the amounts outstanding under the revolving line of credit. Immediately prior to the consummation of the offering, the company amended its amended and restated certificate of incorporation to eliminate the Class A Common Stock and Class B Common Stock and create a single class of common stock. As of the closing of the offering, the company’s authorized capital stock consisted of 120,000,000 shares of common stock, par value 0.1 cent per share and 20,000,000 shares of preferred stock, par value 0.1 cent per share, of which 30,446,523 shares of common stock were issued and outstanding and no shares of preferred stock were issued and outstanding. In addition, the company issued 318,325 shares of restricted and unrestricted stock and options for 636,312 shares to management in connection with the initial public offering. As of the closing of the offering the company had warrants outstanding to purchase 1,430,099 shares at an exercise price of 0.7 cents per share. Also, options to purchase a total of 1,317,033 shares were outstanding as of the closing of the offering. This total included options to purchase 450,481 shares at an exercise price of 91 cents per share and 866,552 shares at an exercise price of $16.00 per share.

COLLEGIATE FUNDING SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED — (Continued)
3. Summary of Significant Accounting Policies
    Unaudited Interim Financial Statements
     The accompanying consolidated balance sheet as of September 30, 2005, consolidated statements of income for the three and nine months ended September 30, 2005 and 2004, the consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004, and the consolidated statement of equity for the nine months ended September 30, 2005, are unaudited. The unaudited financial statements include all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial statements. The information disclosed in the notes to the financial statements for these periods is unaudited. The results of operations for the nine months ended September 30, 2005, are not necessarily indicative of the results to be expected for the entire fiscal year or for any future period and should be read in conjunction with the company’s annual audited consolidated financial statements and notes included in our Annual Report on Form 10-K dated March 29, 2005.
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

COLLEGIATE FUNDING SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED — (Continued)
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
     The following details the computation of earnings per common share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
		(unaudited)
Net income	$9,284	$7,644	$23,734	$10,898

Weighted average common shares calculation:
Weighted average common shares outstanding, basic	31,889,552	28,859,499	31,298,486	23,686,464
Treasury stock effect of warrants and options	345,505	1,850,556	939,145	1,852,373

Weighted average common shares outstanding, diluted	32,235,057	30,710,055	32,237,631	25,538,837

Earnings per common share:
Earnings per common share, basic	$0.29	$0.26	$0.76	$0.46

Earnings per common share, diluted	$0.29	$0.25	$0.74	$0.43

     At September 30, 2005, there were 2,002,971 stock options that were anti-dilutive and thus excluded from the diluted earnings per share computations, reflecting the fact that their exercise price was greater than the average market price per share for the quarter.

COLLEGIATE FUNDING SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED — (Continued)
5. Student Loans
     The company’s loan portfolio consists primarily of loans originated under the Federal Family Education Loan Program. However, in the second quarter of 2005, the company began to market, purchase, retain and service credit-based private in-school loans. At September 30, 2005, the company had $5,522,926 of FFELP loans in its portfolio and $56,751 of private in-school loans. At December 31, 2004, the company retained only FFELP loans in its portfolio.
     The FFEL Program is subject to comprehensive reauthorization every five years and to statutory and regulatory changes. The most recent reauthorization was the Higher Education Amendments of 1998, which are scheduled to expire on December 31, 2005.
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
     Claims not immediately honored by the guarantor because of servicing or origination defects are returned for remedial servicing, during which period income is not earned. The company had one rejected claim resulting from its servicing experience with FFELP loans in the three months ended September 30, 2005; zero in the three months ended September 30, 2004; one in the nine months ended September 30, 2005; and one in the nine months ended September 30, 2004. The company had no non-accrual loans at September 30, 2005, or December 31, 2004.
     The company has obtained student loan default insurance from a double-A rated insurer to cover a portion of losses that might occur as a result of holding private in-school loans.
     The weighted average remaining term of student loans in the company’s portfolio was approximately 22 years at both September 30, 2005, and December 31, 2004.

COLLEGIATE FUNDING SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED — (Continued)
6. Allowance for Loan Losses
     The allowance for loan losses represents the amount management estimates will be needed to absorb probable losses inherent in the portfolio. The evaluation of the allowance for loan losses is inherently subjective, as it requires material estimates that may be susceptible to significant changes. The key estimates used to determine the level of the allowance include the probability of default and the related loss severity. In assessing the probabilities of default, management considers the performance of the company’s portfolio, including delinquency and charge-off trends. In addition, because the portfolio has not matured to a point where predictable loss patterns have developed, management reviews the published Department of Education statistics and performance characteristics of the other lenders in developing the company’s estimates of the probabilities of default. The primary factor impacting our risk sharing rate is the existence of the 98 percent guarantee of principal and interest on our FFELP loans.
     In May 2004, the Department of Education notified the company that SunTech, its loan servicing center, had been awarded exceptional performer status as a servicer, thus making its loss claims on loans it services at SunTech, its loan servicing center, eligible to be paid to 100 percent of the unpaid principal and interest for the 12-month period beginning June 1, 2004, instead of the standard 98 percent. In June 2005, the Department of Education notified the company that the exceptional performer designation had been withdrawn from SunTech. The designation was lost due to a processing problem that resulted in a number of borrowers not receiving final demand letters as required by the regulations.
     As soon as the company identified the problem in October 2004, it was corrected and self-reported to the Department of Education. The loss of the designation was retroactive to September 1, 2004. The company reapplied for the exceptional performer designation and the application is currently under review by the Department of Education.
     On August 1, 2005, Moody’s assigned CFS-SunTech a rating of SQ1 – as a primary servicer of FFELP loans. This rating was the equivalent of the rating CFS-SunTech received in 2004, but reflects refinements that Moody’s has made to the rating scale.
     The company increased its loan loss reserve risk sharing rate for loans probable of default to 2.00 percent in the second quarter of 2005. As a result of the above, the average risk-sharing rate used in the allowance computation at September 30, 2005, was 2.00 percent, compared with 1.61 percent at September 30, 2004. In addition, a $782 provision and charge-offs were recorded for loans for which claims had been processed since September 1, 2004. The $782 was repaid to the guarantors in third quarter 2005.
     The following table details the allowance for loan losses:

	Nine months ended September 30,
	2005	2005	2005	2004
	FFELP	Private	Total	Total (All FFELP)
Beginning balance	$4,961	$—	$4,961	$4,136
Provision	3,733	506	4,239	186
Charge-offs	(1,205)	—	(1,205)	(130)

Ending balance.	$7,489	$506	$7,995	$4,192

     A FFELP loan is placed on non-accrual status at the point at which a guarantee claim is more than 60 days past due or management concludes that collection of the claim is in doubt. Loans are charged off upon receipt of the final claim payment from the specific guarantor.
     A private loan is placed on non-accrual status at the point at which the loan is more than 90 days past due. Loans are charged off when the loan is 180 days past due.

COLLEGIATE FUNDING SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED — (Continued)
7. Debt
      Asset-backed notes and lines of credit
     The company finances its loan originations through the sale of asset-backed notes in the capital markets, using both public offerings and private placements. Approximately 95 percent of the notes the company has issued to date have been structured to a AAA credit rating. The notes issued are indexed to three-month LIBOR or are auction-rate based. After the initial issuance, interest rates on the auction rate notes are reset every 28 days. Broker-dealer fees are incurred at a rate equal to 0.25 percent per annum in connection with each monthly auction. These fees are recorded as a component of interest expense.
     The company utilizes a warehouse credit facility to fund its retention of FFELP loan originations, and these FFELP loans collateralize the associated borrowings. The company pays the warehouse credit facility a credit spread over the commercial paper rate, typically a 30-day rate. On December 1, 2004, the company received a temporary increase in the warehouse facility to permit financing up to $1.4 billion through the end of February 2005, after which the facility returned to $1.0 billion. The ability to draw on this warehouse facility was extended in the third quarter of 2005 and is now scheduled to expire in July 2006.
     On August 19, 2005, the company entered into a one-year, $180.0 million conduit warehouse financing facility to fund the purchase of private loans. The private loan warehouse will be used to fund private loan purchases until the company has accumulated sufficient private loans to effectively access the asset-backed securitization market. The facility is secured by the portfolio of private loans financed under the facility. The company pays the warehouse credit facility a credit spread over the commercial paper rate, typically a 30-day rate.

COLLEGIATE FUNDING SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED —(Continued)
     The principal balances outstanding, interest rates and maturity dates are as follows:

	September 30, 2005		December 31, 2004
	Principal		Principal
	outstanding	Interest rate	outstanding	Interest rate	Type	Maturity date
2005B Series
Class A-1	$411,445	4.01%	$—	—%	LIBOR	September 2017
Class A-2	253,000	4.10	—	—	LIBOR	December 2021
Class A-3	218,000	4.12	—	—	LIBOR	December 2024
Class A-4	360,500	4.16	—	—	LIBOR	March 2035
Class B	45,500	4.32	—	—	LIBOR	March 2035
2005A Series
Class A-1	$258,126	4.02%	$—	—%	LIBOR	September 2014
Class A-2	422,000	4.09	—	—	LIBOR	December 2021
Class A-3	310,000	4.13	—	—	LIBOR	March 2027
Class A-4	282,000	4.20	—	—	LIBOR	March 2035
Class B	56,000	4.30	—	—	LIBOR	December 2037
2004A Series
Class A-1	83,990	4.05	192,298	2.60	LIBOR	December 2013
Class A-2	350,000	4.17	350,000	2.72	LIBOR	June 2021
Class A-3	207,000	4.21	207,000	2.76	LIBOR	September 2026
Class A-4	140,000	4.34	140,000	2.89	LIBOR	September 2030
Class A-5 – 6	111,700	3.76-3.78	111,700	2.35-2.37	Auction	December 2043
Class B	55,700	3.78	55,700	2.50	Auction	December 2043
2003B Series
Class A-1	112,947	4.10	177,936	2.65	LIBOR	September 2013
Class A-2	250,000	4.26	250,000	2.81	LIBOR	March 2021
Class A-3 – 7	485,000	3.65-3.85	485,000	2.33-2.45	Auction	December 2043
Class B-1-2	52,000	3.85-3.90	52,000	2.45-2.50	Auction	December 2043
2003A Series
Class A-1	—	—	5,261	2.61	LIBOR	March 2012
Class A-2	266,132	4.30	319,025	2.85	LIBOR	September 2020
Class A-3 – 6	352,400	3.61-3.84	352,400	2.33-2.50	Auction	March 2042
Class B	42,350	3.92	42,350	2.58	Auction	March 2042
2002 Series(1)
Class A-8 – 15	—	—	461,100	2.28-2.50	Auction	July 2042
Class B	—	—	30,000	2.58	Auction	July 2042
2001 Series(1)
Class A-1 – 7	—	—	430,500	2.35-2.52	Auction	December 2041
Class B	—	—	31,600	2.53	Auction	December 2041
Warehouse Facility - FFELP	594,200	3.99	1,088,800	2.55		July 2006
Warehouse Facility - Private	48,700	4.10	—	—		August 2006

Total	$5,768,690		$4,782,670

(1)	In July 2005, a portion of the proceeds from the 2005B Series was used to redeem the remaining balances on the 2002 Series and the 2001 Series.

COLLEGIATE FUNDING SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —UNAUDITED —(Continued)
   Other debt
     The company entered into a revolving credit agreement on October 30, 2003. Borrowings under this line bear interest at either LIBOR or prime rate at the company’s option. On May 17, 2002, the company also issued a fixed-rate note for $15,000 related to the acquisition of the predecessor company by Lightyear Fund, L.P. and its affiliates.

	September 30, 2005		December 31, 2004
	Principal	Interest	Principal	Interest
	outstanding	rate	outstanding	rate	Maturity date
Fixed-rate note	$14,641	4.47%	$14,486	4.47%	June 2007
Revolving line of credit	—	—	—	—	October 2008

Total	$14,641		$14,486
     In July 2004, the company repaid $42,109 of the revolving line of credit and the commitments were reduced to $30,000. On October 7, 2005, the revolving line of credit was amended to extend the agreement until October 7, 2008.

COLLEGIATE FUNDING SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED — (Continued)
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
     The company is exposed to interest rate risk because its asset-backed debt notes are indexed to LIBOR and auction rates. Derivative instruments are utilized to reduce the company’s interest rate risk. The key terms of the derivatives are as follows:

				September 30, 2005		December 31, 2004
	Notional	Maturity	Pay—	Receive—floating		Receive—floating
Derivative type	amount	date	fixed rate	rate (LIBOR)	Fair value	rate (LIBOR)	Fair value
Swap	$250,000	01/26/2005	—%	—%	$—	2.42%	$96
Cap (Sold)	250,000	01/26/2005	—	—	—	2.23	(82)
Swap	550,000	04/28/2005	—	—	—	2.42	1,945
Swap	450,000	01/25/2006	3.23	3.83	1,276	—	—

Total, net					$1,276		$1,959

COLLEGIATE FUNDING SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED —(Continued)
9. Major Business Customers and Sources of Revenue
Two business customers generated significant amounts of the company’s fee income for the three months and nine months ended September 30, 2005 and 2004. Fee income from these customers totaled:

	Three months ended		Nine months ended
	September 30,		September 30,
Customer	2005	2004	2005	2004
First	$28,900	$25,737	$82,448	$47,245
Second	6,899	8,666	12,443	11,998
     On October 7, 2005, Collegiate Funding Services, LLC, a subsidiary of CFS entered into an amended consolidation loan origination agreement with The Student Loan Corporation, an affiliate of Citibank. The agreement supersedes the previous Consolidation Loan Origination Responsibility Agreement, dated as of November 15, 1999, as amended between the parties. In June 2005, The Student Loan Corporation gave notice of its intention to terminate the previous agreement; however, the parties entered into the amended consolidation loan origination agreement in lieu of such termination. Under the amended agreement fee income as a percentage of loans originated has been reduced, retroactive to July 1, 2005. In connection with the loan origination agreement, CFS-SunTech Servicing, LLC, a subsidiary of CFSI, entered into an amended loan servicing agreement with The Student Loan Corporation. This agreement, which also terminates in December 2007, supersedes the previous servicing agreement between the parties.

COLLEGIATE FUNDING SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED — (Continued)
10. Stock Incentive Plan
     Effective May 17, 2002, the company initiated the 2002 Stock Incentive Plan to provide additional incentives to key personnel. The maximum aggregate number of shares of common stock that could be issued was 1,001,070. On May 17, 2002, the company granted 450,481 stock options with an exercise price of 91 cents per common share, the fair market value of a share of common stock at issuance. Subject to certain conditions, portions of the options may have accelerated vesting to vest on the anniversary dates of the grants. For any year that the specified conditions were not met, the options not then vesting were to vest in 2009. In connection with the execution of employment agreements with management entered into at the time of the initial public offering, options to purchase 184,697 shares of common stock vested in July 2004. At September 30, 2005, 435,822 shares had vested and at September 30, 2004, 265,784 shares had vested. In addition, in connection with the initial public offering, the company amended and restated its stock incentive plan and increased to 2,788,250 the maximum number of shares of common stock that may be issued. In July 2004, the company granted options to purchase 866,552 shares of common stock with an exercise price of $16.00 per share and 262,075 shares of restricted stock, with a fair value of $4,193. As of September 30, 2005, 209,246 options shares and 65,518 restricted shares had vested. In June 2005, the company granted options to purchase 1,177,956 shares of common stock with an exercise price of $16.18 per share and 162,039 shares of restricted stock, with a fair value of $2,622.
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
     In accordance with SFAS No. 123, the company recognized the fair value of the stock options and restricted stock as compensation expense, allocated over the vesting period. Stock compensation expense related to these stock options and restricted stock was $924 for the three months ended September 30, 2005, compared with $387 for the three months ended September 30, 2004. Expense was $2,042 for the nine months ended September 30, 2005, compared with $397 for the nine months ended September 30, 2004.
     In addition, upon the successful completion of the initial public offering in the third quarter of 2004, executive officers were paid a one-time bonus of $500 in cash and $900 in non-cash stock compensation. The executives were restricted from selling the stock for one year following the completion of the initial public offering.

COLLEGIATE FUNDING SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED — (Continued)
11. Segment Data
     The company’s reportable segments are its loan origination operations and its loan servicing operations. The company’s accounting policies for segments are the same as those described in the “Summary of Significant Accounting Policies.”
     The following table presents segment data for the three months ended September 30, 2005:

	Loan	Loan
	origination	servicing	Eliminations	Consolidated
Net revenue
Interest income	$74,272	$182	$—	$74,454
Interest expense	55,630	—	—	55,630

Net interest income	18,642	182	—	18,824
Provision for loan losses	1,451	—	—	1,451

Net interest income after provision for loan losses	17,191	182	—	17,373
Fee income	41,258	5,400	(2,304)	44,354

Net revenue	58,449	5,582	(2,304)	61,727
Expenses
Salaries and related benefits	15,581	2,814	—	18,395
Other selling, general and administrative expenses:
Marketing and mailing costs	15,622	13	—	15,635
Communications and data processing	1,462	540	—	2,002
Management and consulting fees	313	—	—	313
Professional fees	2,242	208	—	2,450
Depreciation and amortization	1,591	460	—	2,051
Other general and administrative	4,820	(875)	(2,304)	1,641

Total other selling, general and administrative expenses	26,050	346	(2,304)	24,092
Swap interest (income)	(316)	—	—	(316)
Derivative and investment mark-to-market (income)	(7)	—	—	(7)
Debt extinguishment	4,329	—	—	4,329

Total expenses	45,637	3,160	(2,304)	46,493

Income before income taxes and accretion of dividends on preferred stock	$12,812	$2,422	$—	$15,234

Total assets — September 30, 2005	$6,053,911	$18,413	$—	$6,072,324

Total assets — December 31, 2004	$5,025,992	$16,799	$—	$5,042,791

     Intercompany transactions of $2,304 in other general and administrative expenses in the loan origination segment were paid as fee income to the loan servicing segment and are eliminated in the consolidated financial statements.

COLLEGIATE FUNDING SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED — (Continued)
     The following table presents segment data for the three months ended September 30, 2004:

	Loan	Loan
	origination	servicing	Eliminations	Consolidated
Net revenue
Interest income	$36,625	$113	$—	$36,738
Interest expense	20,242	—	—	20,242

Net interest income	16,383	113	—	16,496
Provision for loan losses	726	—	—	726

Net interest income after provision for loan losses	15,657	113	—	15,770
Fee income	40,070	4,635	(1,395)	43,310

Net revenue	55,727	4,748	(1,395)	59,080
Expenses
Salaries and related benefits	14,852	2,571	—	17,423
Other selling, general and administrative expenses:
Marketing and mailing costs	17,497	4	—	17,501
Communications and data processing	1,828	446	—	2,274
Management and consulting fees	312	288	—	600
Professional fees	1,571	66	—	1,637
Depreciation and amortization	1,219	483	—	1,702
Other general and administrative	4,338	556	(1,395)	3,499

Total other selling, general and administrative expenses	26,765	1,843	(1,395)	27,213
Swap interest expense	643	—	—	643
Derivative and investment mark-to-market expense	245	—	—	245

Total expenses	42,505	4,414	(1,395)	45,524

Income before income taxes and accretion of dividends on preferred stock	$13,222	$334	$—	$13,556

     Intercompany transactions of $1,395 in other general and administrative expenses in the loan origination segment were paid as fee income to the loan servicing segment and are eliminated in the consolidated financial statements.

COLLEGIATE FUNDING SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED — (Continued)
     The following table presents segment data for the nine months ended September 30, 2005:

	Loan	Loan
	origination	servicing	Eliminations	Consolidated
Net revenue
Interest income	$191,707	$629	$—	$192,336
Interest expense	139,487	—	—	139,487

Net interest income	52,220	629	—	52,849
Provision for loan losses	4,239	—	—	4,239

Net interest income after provision for loan losses	47,981	629	—	48,610
Fee income	104,168	15,705	(6,146)	113,727

Net revenue	152,149	16,334	(6,146)	162,337
Expenses
Salaries and related benefits	43,732	7,943	—	51,675
Other selling, general and administrative expenses:
Marketing and mailing costs	40,306	15	—	40,321
Communications and data processing	4,348	1,700	—	6,048
Management and consulting fees	938	335	—	1,273
Professional fees	5,709	569	—	6,278
Depreciation and amortization	4,424	1,372	—	5,796
Other general and administrative	13,198	1,624	(6,146)	8,676

Total other selling, general and administrative expenses	68,923	5,615	(6,146)	68,392
Swap interest (income)	(1,727)	—	—	(1,727)
Derivative and investment mark-to-market expense	506	—	—	506
Debt extinguishment	4,329	—	—	4,329

Total expenses	115,763	13,558	(6,146)	123,175

Income before income taxes and accretion of dividends on preferred stock	$36,386	$2,776	$—	$39,162

Total assets — September 30, 2005	$6,053,911	$18,413	$—	$6,072,324

Total assets — December 31, 2004	$5,025,992	$16,799	$—	$5,042,791

     Intercompany transactions of $6,146 in other general and administrative expenses in the loan origination segment were paid as fee income to the loan servicing segment and are eliminated in the consolidated financial statements.

COLLEGIATE FUNDING SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED — (Continued)
     The following table presents segment data for the nine months ended September 30, 2004:

	Loan	Loan
	origination	servicing	Eliminations	Consolidated
Net revenue
Interest income	$94,431	$365	$—	$94,796
Interest expense	48,838	—	—	48,838

Net interest income	45,593	365	—	45,958
Provision for loan losses	186	—	—	186

Net interest income after provision for loan losses	45,407	365	—	45,772
Fee income	76,439	13,738	(4,118)	86,059

Net revenue	121,846	14,103	(4,118)	131,831
Expenses
Salaries and related benefits	40,250	7,326	—	47,576
Other selling, general and administrative expenses:
Marketing and mailing costs	34,809	4	—	34,813
Communications and data processing	4,463	1,318	—	5,781
Management and consulting fees	1,372	965	—	2,337
Professional fees	3,823	243	—	4,066
Depreciation and amortization	2,858	1,441	—	4,299
Other general and administrative	11,247	1,424	(4,118)	8,553

Total other selling, general and administrative expenses	58,572	5,395	(4,118)	59,849
Swap interest expense	4,248	—	—	4,248
Derivative and investment mark-to-market (income)	(5,869)	—	—	(5,869)

Total expenses	97,201	12,721	(4,118)	105,804

Income before income taxes and accretion of dividends on preferred stock	$24,645	$1,382	$—	$26,027

     Intercompany transactions of $4,118 in other general and administrative expenses in the loan origination segment were paid as fee income to the loan servicing segment and are eliminated in the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
     The following discussion and analysis of our results of operations and financial condition for the three and nine months ended September 30, 2005 and 2004, should be read in conjunction with our unaudited consolidated financial statements and the notes to those statements, included in this report. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Our results of operations, our financial condition and the price of our common stock may be affected by many factors, some of which are outside of our control. For a discussion of these factors, see Exhibit 99.1 to this report, which is incorporated herein by reference.
Overview
     We are a vertically integrated education finance company that markets, originates, finances and services education loans. We originated $4.4 billion of education loans in the full year 2004 and $3.3 billion in education loans in the first nine months of 2005. We believe we are one of the more significant originators of federal and private education loans in the United States. Federally guaranteed consolidation student loans made through the Federal Family Education Loan Program, which we refer to as the FFEL Program or FFELP, comprised $4.0 billion of our total loan originations for the full year 2004 and $2.9 billion for the nine months ended September 30, 2005. Beginning in May 2003, we increased our focus on private education loans and originated $417 million for the full year 2004 and $435 million for the nine months ended September 30, 2005. As of September 30, 2005, we also serviced approximately $12.1 billion in student loans made to more than 476,000 customers.
     In 2002, we adopted a strategy of retaining a larger portion of the federally guaranteed loans we originate, which has resulted in our holding a portfolio of loans that has grown from $973.1 million at December 31, 2002, to $5.6 billion at September 30, 2005. Prior to 2002, we sold substantially all of our completed loan applications to third parties and received fees for those applications at the time of sale. We believe that retaining FFELP loans in our portfolio benefits the company because it generally provides greater long-term value to the company than selling these loans, although our net income in current periods has been lower than it would have been had we sold a larger percentage of the FFELP loans we originated. Among the benefits of retaining loans is our ability to take advantage of these loans’ limited credit risk and other characteristics that allow us to realize a greater revenue stream over the life of the loan. Selling the remainder of our originated loan applications permits us to maintain a diversified source of funding for loan processing and origination and build our relationships with financial institutions that purchase our loans. We have sold and will continue to sell a portion of the FFELP loan applications we originate to capitalize upon market opportunities, provide sources of funding for loan processing and origination expenses and generate additional operating cash flow. In September 2005, we also began to sell a portion of the completed FFELP loans from our portfolio. We believe that this strategy gives us greater flexibility in the timing and composition of our FFELP loan sales. We continually evaluate our retention strategy to optimize shareholder value as market conditions change.
     For reasons similar to those described above, we began in the second quarter of 2005 retaining a portion of private loans originated. We believe that this initiative also will allow us to take advantage of this rapidly growing market and will contribute to our net interest revenue stream. As education costs have continued to climb and federal loan limits have remained static, the private loan market has grown at a faster pace than the market for federally insured loans. From 2000 to 2004, in-school private loans grew 32 percent compounded annually compared with in-school federal loans, which grew 11 percent compounded annually. In 2004, our originations of private loans grew almost 100 percent from 2003 levels, to $417 million. In the first nine months of 2005, our originations of private loans were $435 million, an increase of 46 percent compared with the first nine months of 2004. Since 2001, we have originated more than $1.2 billion in high-credit-quality private education loans. We have obtained insurance from a double-A rated insurer to protect the company against some of the credit risks associated with the private loans we retain. We believe the economic value of keeping these loans, even after the cost of insurance, is greater than the return on federal loans retained on our balance sheet or the fee income we currently earn on facilitating private in-school loans for others. We will continue to refine our loan optimization and loan sale decisioning model to reflect the results of this program.
     During the first nine months of 2005, we continued to expand our marketing channels bringing our total relationships with colleges and universities and other partners to 1,161 at September 30, 2005, a net increase of 113 since December 31, 2004.

     The following table sets forth for the three and nine months ended September 30, 2005 and 2004, our loan applications sold and retained.
Loan Originations

	Three months ended September 30,				Nine months ended September 30,
	2005		2004		2005		2004
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
				(dollars in millions)
FFELP loans retained	$396.5	38.9%	$417.8	42.2%	$1,346.4	46.3%	$1,347.9	51.4%
FFELP loans sold(1)	622.8	61.1	572.3	57.8	1,561.1	53.7	1,274.2	48.6

Total FFELP loans(2)	$1,019.3	100.0%	$990.1	100.0%	$2,907.5	100.0%	$2,622.1	100.0%

Private loans retained	$51.8	19.3%	$—	—%	$53.2	12.2%	$—	—%
Private loans sold (2) (3)	216.4	80.7	198.3	100.0	381.3	87.8	298.0	100.0

Total private loans	$268.2	100.0%	$198.3	100.0%	$434.5	100.0%	$298.0	100.0%

Total loan volume	$1,287.5		$1,188.4		$3,342.0		$2,920.1

(1)	Reflects the principal balance of loan application sales.

(2)	Reflects the principal balance of loans for which we provided origination services to third-party lenders.

(3)	Includes Health Education Assistance consolidation loans of $1.6 million for the three months ended September 30, 2004, and $2.3 million for the nine months ended September 30, 2004. There have been no Health Education Assistance consolidation loan originations in 2005.
Loan Originations by Status

	Three months ended September 30,				Nine months ended September 30,
	2005		2004		2005		2004
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
				(dollars in millions)
In-school loans:
Private education	$259.2	88.8%	$181.3	97.5%	$394.8	89.5%	$247.6	97.6%
Plus and Stafford	32.6	11.2	4.6	2.5	46.5	10.5	6.2	2.4

Total in-school loans	$291.8	100.0%	$185.9	100.0%	$441.3	100.0%	$253.8	100.0%

Loans in repayment:
Federal consolidations	$986.7	99.1%	$985.5	98.3%	$2,861.0	98.6%	$2,615.9	98.1%
Private consolidations and other	9.0	0.9	17.0	1.7	39.7	1.4	50.4	1.9

Total loans in repayment	$995.7	100.0%	$1,002.5	100.0%	$2,900.7	100.0%	$2,666.3	100.0%

Total loan volume	$1,287.5		$1,188.4		$3,342.0		$2,920.1

     The following table summarizes for the three and nine months ended September 30, 2005 and 2004, the activity in our owned portfolio of student loans and the loans in our portfolio.
Owned Portfolio

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
		(dollars in millions)
Beginning balance	$5,419.7	$3,739.0	$4,664.8	$2,860.6
Acquisitions, including capitalized interest and costs	457.8	427.6	1,460.8	1,405.4
Repayments, claims and other	(127.9)	(86.4)	(372.3)	(184.1)
Charge-offs to reserves	(0.4)	—	(1.2)	(0.1)
Amortization of capitalized costs	(1.5)	(1.0)	(4.4)	(2.6)
Loan sales	(97.0)	—	(97.0)	—

Ending balance	$5,650.7	$4,079.2	$5,650.7	$4,079.2

     In August 2005, we acquired the BabyMint College Savings Program, a loyalty rebate rewards program designed to help parents and other family members save for college. The loyalty rewards program enables individuals to save towards college tuition as they patronize participating businesses. We plan to expand the program to enable members to receive rebates that can be applied towards their education loans, including Stafford and PLUS Loans, private, credit-based alternative loans as well as both Federal and private, credit-based consolidation loans. The initial purchase price was $1.4 million which included goodwill of $0.7 million, intangible assets of $0.6 million and a net of $0.1 million to other assets and payables. The operating results of BabyMint have been included in our consolidated financial statements since August 29, 2005.
     On May 31, 2005, we acquired the assets of International Education Finance Corporation, or IEFC, a marketer of federally guaranteed and private education loans, serving both U.S. students going abroad and international students coming to the U.S. The acquisition provides us with an entry into the market for international education finance solutions. The purchase price was $4.8 million. Of the purchase price, $3.5 million was allocated to goodwill, $1.0 million to intangible assets and a net of $0.3 million to other assets and payables. Under the terms of the agreement, goodwill and thus the purchase price would increase over a four-year period if IEFC were to achieve specific performance goals. The operating results of IEFC have been included in our consolidated financial statements since June 1, 2005. Volume generated through IEFC is currently sold under agreements with third parties.
     In April 2004, we acquired Members Connect Inc. d/b/a Youth Media & Marketing Networks, or Y2M, for approximately $35.9 million. Of the purchase price, $28.0 million was allocated to goodwill, $2.8 million to deferred income tax assets, $4.6 million to other intangible assets and a net of $0.5 million to other assets and payables. Y2M provides affinity marketing of products and services, with a focus on education finance products and services targeted at college students and recent college graduates. Y2M uses direct mail, the Internet and print media in its marketing efforts, which it complements by publishing online college newspapers. From the acquisition of Y2M in April 2004 to December 31, 2004, Y2M originated $358 million of FFELP consolidation loans. Originations facilitated by Y2M were $100 million for the third quarter of 2005 and $336 million for the first nine months of 2005. Y2M generates revenue from the loans originated through affinity marketing agreements and from advertising fees generated by its online college newspaper publishing operations. Y2M supplements our affinity marketing strategy through which we market and originate loans through relationships with certain alumni associations and industry groups with whom we co-brand our loan products.
     We finance the loans in our portfolio through asset-backed securitizations and a secured warehouse facility, and we record the obligations related to these facilities as debt on our consolidated balance sheet. Through September 30, 2005, we completed seven securitizations that have provided $6.7 billion of funding, including our securitizations of $1.3 billion completed in July 2005 and $1.4 billion completed in February 2005. The proceeds of the July 2005 offering were used to refinance approximately $900 million in auction rate certificates remaining under our privately placed master trust, reducing the volatility of our long-term funding. The additional $400 million was used to purchase loans from our warehouse facility. As a result of this transaction, we expensed $4.3 million of unamortized note issuance costs in the third quarter of 2005 related to the auction rate certificates. We expect this expense to be offset over the next three years by the elimination of the broker dealer fee incurred under Education Loan Trust I and by a reduction in the company’s exposure to interest rate volatility associated with the auction rate market.
     We currently operate in two reportable segments as follows:
     Loan origination. Includes marketing, origination and financing of loans.
     Loan servicing. Includes servicing for our portfolio of loans and third-party loans.
     We generate revenue primarily from three sources. First, in our loan origination segment, we generate revenue from fees we receive from the sale of loans and originated loan applications and for marketing loans for third parties. We refer to these fees, collectively, as fees on loan sales and originated loan application sales. Second, we generate net interest income on our loan portfolio and cash balances in our loan origination segment. Third, in our loan servicing segment, we primarily generate revenue from fees we receive for disbursement on loan applications and for servicing loans.

     Our revenue in any period is directly affected by the amount of loans we originate and service, as well as the percentage of those originated loan applications and loans that we decide to retain. For the first nine months of 2005, we retained approximately 46 percent of the FFELP loans we originated. We will periodically review our allocation of loan originations between loans we retain and loan applications and loans we sell, and, accordingly, our allocation may change from period to period. Our reasons for altering our loan retention target may include the characteristics of the loans we originate, the interest rate environment, the status of our arrangements with financial institutions that acquire loan applications and loans from us, the volume of consolidation loan applications originated during the period and the results of our recently introduced private loan retention program. As we compare the economic value of private loans to FFELP loans, we may sell more FFELP loans to facilitate retention of private loans. Moreover, because we set this targeted allocation on an annual, rather than quarterly, basis, our quarterly allocations may fluctuate, sometimes significantly.
     We acquire a portion of our portfolio of student loans from originators in the secondary market. For the three months ended September 30, 2005, we purchased approximately 12 percent of our total loan volume and for the nine months ended September 30, 2005, we purchased approximately 17 percent of our total loan volume. These percentages compare with 11 percent for the three month period ended September 30, 2004, and 8 percent for the nine month period ended September 30, 2004.
     Our fee income in any period will be directly affected by the volume of loan sales and originated loan applications and loan sales we complete and that we elect to sell to third parties and the pricing we receive on those sales. Fees on loan sales from private education loan applications have increased as a result of an increase in the number of private education loans that we marketed on behalf of third parties. As we begin to build our portfolio of private, in-school loans, we expect some fee income that would have been received in the year a loan was originated will be replaced with less volatile net interest income that will be earned over the life of the loan.
     Our net interest income in any period will be affected by the size of our retained loan portfolio and by the extent to which the interest income we earn on our loan portfolio and cash balances exceeds our interest expense on the debt we incur to finance our portfolio of loans and operating expenses. In general, increases in interest rates will decrease our net interest income, while decreases in interest rates will increase our net interest income. More specifically, as interest rates rise, as expected in the near term, we will no longer receive the additional yield on our loans that we refer to as floor income. Floor income is the net interest income we earn as a result of a decline in short-term interest rates from the rates used to fix the borrower’s rate on a consolidation loan. As a result of declining short-term interest rates from 2002 through the early part of 2004, we earned increasing amounts of floor income. Since that point, floor income has decreased as short-term interest rates have risen. See “Interest Income — Floor Income.”
     We believe that a significant driver of the growth in consolidation loan originations during the past three years has been the increased awareness of consolidation loans on the part of many borrowers who have been out of school for more than one year, as well as on the part of more recent graduates. This increase in awareness is a result of extensive marketing efforts by us and other lenders in this market coupled with the effects of a low interest rate environment that has heightened interest in these products among both borrowers and lenders. We believe that a substantial percentage of borrowers who have been out of school for more than one year have consolidated their loans in the past several years and, as a result, the pool of borrowers seeking to consolidate their loans in the short-term may decrease. We also believe that the decrease will be offset by the growing numbers of graduates entering repayment in 2006 and 2007. Nevertheless, our ability to maintain or grow our consolidation loan origination volume depends heavily upon our ability to increase our share of the consolidation loan origination market. We also expect that as the demand grows in financing to bridge the gap between the cost of higher education and government-backed financial aid, the amount of private loans we market, purchase, retain and service in the future will increase through expanded use of our direct-to-consumer marketing platform and our new private loan product.
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

Quarterly Fluctuations
     Our quarterly results of operations have varied significantly in the past and are expected to continue to vary significantly in the future. Our quarterly results of operations in any period will be particularly affected by the amount and timing of our loan and loan application sales. Because we target a percentage of our loan originations to be retained on an annual, rather than quarterly basis, quarterly loan and loan application sales and our quarterly results of operations will fluctuate. A number of additional factors, some of which are outside of our control, will cause our quarterly results to fluctuate, including:
•	an increase in loan consolidation in November and December, as a result of the expiration of the six-month grace period for borrowers who graduated in May and June;

•	the effects of the July 1 reset in borrower interest rates. We give borrowers who complete loan applications during the second quarter the option to fund their loans prior to July 1, when the old rate is effective, or after July 1, when the new rate is effective. As a result, if any year’s borrower rate increases from the prior year’s borrower rate, a higher percentage of completed applications will be originated in the second quarter; conversely, if any year’s borrower rate decreases over the prior year’s borrower rate, the origination of a significant portion of the loan applications completed in the second quarter will be shifted to the third quarter.

•	seasonal patterns affecting private in-school loans, primarily an increase in private in-school loan originations in the third and first quarters as students obtain loans to pay tuition at the start of semesters, and a decrease in private in-school loan activity in the second quarter;

•	seasonal patterns affecting marketing expenses, as we generally market most heavily in the second and third quarters of the year in an effort to inform recent college graduates of their consolidation options and offer private in-school loans to students paying tuition;

•	the impact of general economic conditions;

•	changes in interest rates; and

•	the introduction of new product offerings.
Components of Net Revenue
     We have two primary categories of revenue: net interest income and fee income. Since April 2003, fee income has included servicing fee income and since April 2004, it also has included advertising income. Beginning in September 2005, our fee income also includes the sale of FFELP loans.
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
     Interest income. Substantially all the loans in our portfolio are FFELP consolidation loans that bear interest at a fixed rate. In the second quarter of 2005, we also began retaining a portion of the private loans we originate. In addition, in certain interest rate environments we may earn amounts on FFELP loans in excess of the fixed rate of interest due from the borrower. Specifically, the Department of Education will pay us the amount by which a federally determined floating rate exceeds the fixed borrower rate. This amount is a Special Allowance Payment, or SAP, and is based on a formula for FFELP loans held in our portfolio. SAPs for our FFELP consolidation loans are generally paid whenever the average of the 91-day financial commercial paper rate in a calendar quarter plus a spread of 2.64 percent exceeds the rate of interest that the borrower is obligated to pay. For the Stafford loans in repayment status and PLUS loans in our portfolio, SAPs are generally paid whenever the average of the 91-day financial commercial paper rate in a calendar quarter plus a spread of 2.34 percent for Stafford loans or 2.64 percent for PLUS loans exceeds the borrower rate. As interest rates rise, we receive SAPs on loans in our portfolio.

     Our interest income is presented net of amortized origination fees. We pay a one-time loan fee of 0.50 percent to the Department of Education on origination of consolidation, Stafford and PLUS loans. This fee is amortized over the expected life of the loan. The Department of Education requires all lenders to pay this fee upon the origination of FFELP loans. Our interest income also is reduced by a rebate fee, which the Department of Education requires all holders of FFELP consolidation loans to pay on a monthly basis at a rate equal to 1.05 percent per annum on the FFELP consolidation loans we hold at the end of the month. Our interest income also will be reduced by borrowers’ incentives that are designed to attract new borrowers and positively impact their payment behavior. One incentive program reduces a borrower’s interest rate by 0.25 percent per annum for as long as the borrower makes monthly payments through automatic deductions from his or her checking or savings account. Approximately 29 percent of our borrowers currently participate in this program. In addition, we offer borrowers an on-time incentive program that reduces their interest rates by 1.00 percent per annum after they make their first 36 payments on time and for as long as they continue to make subsequent payments on time. Because we implemented this program in 2002, it has not resulted to date in any significant reduction in interest income. Only 2.7 percent of our borrowers qualified for this incentive program as of September 30, 2005. However, we expect the on-time incentive program to reduce the interest income we earn on our loan portfolio in the future, particularly on loans of borrowers participating in the automatic deduction programs.
     We also earn interest income from unrestricted cash as well as restricted cash held in our special purpose entities for our asset-backed securitizations.
     Floor income. Floor income is the additional interest income we receive as a result of a decline in short-term interest rates used to fix the borrower’s rate on a consolidation loan. Floor income represents the amount by which interest income determined at the borrower’s fixed rate, exceeds the sum of the Special Allowance Payment spread determined by the Department of Education plus the applicable commercial paper variable rate. For example, if the special allowance spread were 2.64 percent and the applicable commercial paper rate were 5.00 percent, we would earn floor income to the extent that the fixed rate income we receive from a borrower exceeds 7.64 percent. To the extent that the fixed rate income that we receive from a borrower does not exceed 7.64 percent, we would be entitled to receive a Special Allowance Payment from the Department of Education.
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
     Interest on our asset-backed securitizations is based on the principal amount of notes outstanding under the facilities as well as the method of determining the interest rate for each securitization tranche. All of our asset-backed securitizations accrue interest at a variable rate. The rate varies based upon when the notes were issued, the fixed spread above an index, the index used and, in certain cases, auction results. The notes issued are either indexed off of three-month LIBOR or at a rate determined at auction. Interest rates on the auction rate notes are generally reset every 28 days. The relative proportion of our asset-backed securitizations that accrue interest based on auction rates and on fixed spreads above an index will affect our cost of funds. Broker-dealer and auction agent fees are incurred monthly at a rate per annum of 0.25 percent in connection with the periodic auction for the auction rate notes and are reflected in interest expense. Deferred financing costs associated with issuing the asset-backed notes are amortized using the effective interest method and are recorded as interest expense.
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

     In May 2004, the Department of Education notified us that SunTech had been awarded exceptional performer status as a servicer thus making our loss claims on loans serviced at SunTech, our loan servicing center, eligible to be paid to 100 percent of the unpaid principal and interest for the 12-month period beginning June 1, 2004, instead of the standard 98 percent. In June 2005, the Department of Education notified us that the exceptional performer designation had been withdrawn from SunTech. The designation was lost due to a processing problem that resulted in a number of borrowers not receiving final demand letters as required by the regulations. As soon as this problem was identified by the company in October 2004, it was corrected and self-reported to the Department of Education. The loss of the designation is retroactive to September 1, 2004. We have increased our loan loss reserve risk sharing rate to 2 percent at September 30, 2005, for loans probable of default. We reapplied for the exceptional performer designation and our application is currently under review by the Department of Education. On August 1, 2005, Moody’s assigned CFS-SunTech a rating of SQ1- as a primary servicer of FFELP loans. This rating was the equivalent of the rating CFS-SunTech received in 2004, but reflects refinements that Moody’s has made to the rating scale in the two months preceding August 2005.
     We place a FFELP loan on non-accrual status at the earlier of the point at which its guarantee claim is more than 60 days past due or it is concluded that collection of the claim is in doubt. We place a private loan on non-accrual status at the point at which the loan is more than 90 days past due. Through September 30, 2005, we had placed one loan on non-accrual status.
Fee Income
     Fees on loan and loan application sales. In our loan origination segment, we receive fees for selling FFELP consolidation loan applications and loans and private consolidation loan applications to third parties and for marketing private in-school loans for third parties. We receive a fixed fee for each completed FFELP application we sell to third parties. Generally, the amount of the fee is negotiated with third parties for between one- and three-year terms and applies to an aggregate number of loan applications sold during each year of the agreement. We also receive fee income for the sale of FFELP loans to third parties. Generally the fees are calculated based on the principal amount of the loan and the borrower benefits applicable to the loan. These rates are set forth in the agreements with the third party and have a term of one year. We also receive fee income from third parties to whom we sell completed private consolidation loan applications and for whom we market private in-school loans. We are paid when a private lender funds a loan that we referred to that lender or its originating partner. Generally, the fees are calculated based on a percentage of the funded amount of the loan. Rates are set forth in agreements with the third parties and have a term of one year for private consolidation loans, and terms ranging from one to three years for private loans. The rates apply to an aggregate amount of loans funded each year. We recognize revenue from the loan application sales when the loans are funded.
     In October 2005, we renegotiated our loan origination responsibility agreement with The Student Loan Corporation, an affiliate of Citibank, N.A. Under the amended and restated agreement, SLC is obligated to purchase, and we are obligated to sell, consolidation loan applications originated by us under the Federal Family Education Loan Program. Under the amended agreement, fee income as a percentage of loans originated has been reduced, retroactive to July 1, 2005. SLC is one of our top two customers.
     Fees for servicing. Since acquiring SunTech in April 2003, we have received fee income for performing loan servicing activities for third parties pursuant to servicing agreements. Servicing fees under these agreements are calculated based on the number of accounts serviced for each client and specific activities such as disbursement or filing claims with guarantee agencies. The fees are billed monthly. The terms of the agreements vary from one year to the life of the applicable loan portfolio. The intracompany servicing fees paid to our servicer for servicing our own portfolio are eliminated in our consolidated financial statements. Servicing rights recorded on our balance sheet total $0.5 million at September 30, 2005, and relate to the remaining unamortized balance recorded in connection with our acquisition of SunTech. We do not have any other servicing rights recorded on our balance sheet.
     In January 2005, Educaid®, Wachovia Education Finance, notified us that it would not be renewing its servicing agreement, which expires in January 2006, for the FFELP consolidation loans serviced by SunTech. Servicing fees from Educaid for FFELP consolidation loans represented approximately 28 percent of third-party servicing fees for both the quarter ended September 30, 2005, and the nine months ended September 30, 2005. The deconversion of the loans off of our system will take place in the fourth quarter of 2005.
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
Recent Accounting Pronouncements
  Share-based payment
     In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment. This statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation and establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and for the recording of liabilities that are based on the fair value of these equity instruments. The approach is similar to Statement 123; however the revised statement requires that all share-based payments to employees be expensed based on fair value, with pro forma disclosure no longer an option. Since we currently expense costs related to options issued to employees using the fair value method as outlined in the original FASB No. 123, we expect the impact of the new statement to be immaterial. We are evaluating the impact of other differences, including recording incremental compensation costs/credits related to modification of terms or conditions of awards and recording the effect of possible future forfeitures. Per a recent Securities and Exchange Commission announcement, the effective date of this statement has been deferred for non-small business registrants with fiscal years ended December 31 to the beginning of the first interim or annual reporting period that begins after January 1, 2006.
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

Results of Operations
     Three months ended September 30, 2005, compared with three months ended September 30, 2004
     Net revenue. Net revenue was $61.7 million for the three months ended September 30, 2005, an increase of 4.5 percent from net revenue of $59.1 million for the three months ended September 30, 2004. The increase in net revenue was primarily the result of increases in interest income and fee income, which were partially offset by higher interest expense and an increase in the provision for loan losses.
     Net interest income
     Interest income. Interest income increased by $37.7 million to $74.4 million for the three months ended September 30, 2005, compared with $36.7 million for the three months ended September 30, 2004. This increase was the result of an increase in the average balance of loans in our portfolio, which grew to $5.6 billion for the three months ended September 30, 2005, from $3.9 billion for the comparable period of 2004 and increases in short-term interest rates. The amount of loan originations retained, which in the 2005 quarter included both FFELP and private loans, increased to $448.3 million in the 2005 period from $417.8 million in the 2004 period. We sold approximately $97.0 million of loans that were originated in previous quarters. The average net yield on our loan portfolio increased to 5.18 percent for the three months ended September 30, 2005, from 3.65 percent for the comparable period of 2004, a result of increases in short-term interest rates. We received SAPs totaling $29.8 million for the 2005 period and $4.1 million for the 2004 period. We received $0.9 million of floor income for the three months ended September 30, 2005, and $5.8 million for the three months ended September 30, 2004. The decrease in floor income was the result of increased short-term interest rates. Interest income on restricted cash increased $0.9 million, to $1.5 million for the 2005 period, from $0.6 million for the 2004 period. Other interest income was $0.3 million for the three months ended September 30, 2005, and $0.1 million for the three months ended September 30, 2004. We expect interest rates will continue to increase in the short-term and, as a result our average yield and SAPs will increase, while our floor income will decrease or be eliminated entirely.
     Interest expense. Interest expense increased by $35.4 million to $55.6 million for the three months ended September 30, 2005, from $20.2 million for the comparable period of 2004 as a result of increased debt balances and higher interest rates. Our average debt balance under our warehouse and asset-backed securitizations increased by $1.6 billion to $5.7 billion for the 2005 period from $4.1 billion for the 2004 period. Interest expense on this debt increased $35.8 million to $55.3 million in the three months ended September 30, 2005, compared with $19.5 million in the three months ended September 30, 2004. Our average cost of funds was 3.84 percent for the 2005 period and 1.89 percent for the 2004 period. Interest expense on other debt obligations decreased to $0.3 million in the three months ended September 30, 2005, compared with $0.7 million in the same three months of 2004, primarily because of a change in the composition of other debt obligations and related fees.
     Provision for loan losses. We recorded a provision to the allowance for loan losses for the three months ended September 30, 2005, of $1.5 million, compared with a provision of $0.7 million in the three months ended September 30, 2004, when we had exceptional performer status.
     Net portfolio margin and net interest income after provision for loan losses. Net portfolio margin decreased to 1.31 percent for the three months ended September 30, 2005, from 1.67 percent for the three months ended September 30, 2004, primarily as a result of an increase in our average cost of funds. That increase was partly offset by a rise in yield on earning assets. Net portfolio margin is a non-GAAP financial measure. We believe that net portfolio margin is useful in evaluating the earnings performance of our portfolio. A reconciliation of net portfolio margin to the most comparable information that has been prepared in accordance with GAAP is provided below. See “—Net Portfolio Margin Analysis.” As a result of the foregoing, net interest income after provision for loan losses increased by $1.6 million to $17.4 million for the 2005 period, compared with $15.8 million for the 2004 period.

  Fee income.
     The table below describes the increases in the components of fee income for the three months ended September 30, 2005, compared with the three months ended September 30, 2004.

	Three months ended		Increase
	September 30,		(Decrease)
	2005	2004	Dollars	Percent
		(dollars in millions)
Fee Income:
Fees on loan and loan application sales	$40.2	$38.9	$1.3	3.3%
Fees for servicing	3.1	3.2	(0.1)	(3.1)
Advertising income	1.0	1.2	(0.2)	(16.7)

Total	$44.3	$43.3	$1.0	2.3%

     Fees on loan and loan application sales. Fees on loan and loan application sales increased to $40.2 million for the three months ended September 30, 2005, from $38.9 million for the three months ended September 30, 2004. The 2005 fees were positively impacted by the sale of approximately $97.0 million of FFELP consolidation loans to an affiliate of The Goldman Sachs Group. The 2005 amount was negatively impacted by the retroactive pricing of the amended consolidation loan origination agreement with The Student Loan Corporation, which reduced our fees on sales of loan applications, retroactive July 1, 2005. The amount of loan applications that were sold to, or marketed for, third parties increased to $839.2 million in the 2005 period from $770.6 million for the 2004 period. The $839.2 million does not include loans sold to Goldman Sachs. Included in our fees on loan application sales were fees for marketing private in-school loans. These fees decreased to $8.3 million for the 2005 period from $9.5 million in the comparable period of 2004, as a result of a decrease in private loan sales related to our decision to retain private loans on our portfolio.
     Fees for servicing. We generated $3.1 million in loan servicing fees on a consolidated basis for the 2005 period and $3.2 million for the 2004 period. On a separate segment basis, we recorded loan servicing income of $5.4 million for the 2005 period and $4.6 million for the 2004 period, including $2.3 million in 2005 and $1.4 million in 2004 from the servicing of loans in our portfolio. As of September 30, 2005, SunTech serviced $12.1 billion of loans, an increase of 1.9 percent from the amount of loans serviced at June 30, 2005, and an increase of 17.9 percent from the amount of loans serviced at September 30, 2004.
     Advertising income. Fee income included $1.0 million in the 2005 period and $1.2 million in the 2004 period of advertising income associated with the online college newspaper publishing operations of Y2M, which was acquired in April 2004.
     Expenses. Total expenses, excluding derivative-related expenses and debt extinguishment, decreased $2.1 million, or 4.8 percent, to $42.5 million for the three months ended September 30, 2005, compared with $44.6 million for the three months ended September 30, 2004, primarily as a result of lower marketing and other general and administrative expenses. Total expenses, including derivative related expenses and debt extinguishment, increased 2.2 percent from $45.5 million for the three months ending September 30, 2004, to $46.5 million for the three months ended September 30, 2005. Expenses for the 2004 period included charges of $2.5 million for stock and cash compensation to management related to the initial public offering and the termination of the lease on our former headquarters and other office relocation expenses.
     Salaries and benefits increased $1.0 million, or 5.6 percent, to $18.4 million for the 2005 period, compared with $17.4 million for the 2004 period. Salaries and benefits increased as a result of increased salaries and temporary labor in our loan origination segment and increased benefit and incentive costs. Salaries and benefits for the 2004 quarter included a charge of $1.4 million for management bonuses in stock and cash related to the completion of the initial public offering.
     Marketing expenses decreased $1.9 million, or 10.7 percent, to $15.6 million for the three months ended September 30, 2005, compared with $17.5 million for the three months ended September 30, 2004, as a result of a decrease in marketing activities subsequent to the July 1 rate increase, including direct mailing costs.
     Communications and data processing expense decreased $0.3 million for the three months ended September 30, 2005, compared with the comparable period of 2004 primarily as a result of a decrease in postage and delivery and telephone expenses. Management and consulting fees decreased to $0.3 million for the 2005 period from $0.6 million for the 2004 period as a result of the completion of some consulting agreements. Professional fees increased $0.9 million, or 49.7 percent, to $2.5 million for the three months ended September 30, 2005, compared with $1.6 million for the three months ended September 30, 2004, because of an increase in advisory fees related primarily to Sarbanes-Oxley consultants and increased information technology projects. Other general and administrative expenses decreased $1.9 million, or 53.1 percent, for the three months ended September 30, 2005, compared with the same period of 2004, due primarily to the reversal of $1.3 million of the $1.6 million reserve that was established in the second quarter of 2005 because of the withdrawal of the exceptional performer designation. The $1.3 million reversal reflects reimbursements made in the third quarter of 2005. Also, other general and administrative expenses in the 2004 quarter included $1.1 million in expenses related to moving headquarter functions between offices, including the termination of the lease on our former headquarters. Depreciation and amortization increased $0.4 million to $2.1 million in the 2005 period, compared with $1.7 million in the 2004 period, primarily because of the acquisition of additional computer equipment, other property and software.
     Derivatives. Our interest rate swaps and cap resulted in aggregate swap interest income of $0.3 million for the three months ended September 30, 2005, and expense of $0.6 million for the three months ended September 30, 2004, and derivative and negligible investment mark-to-market income for the 2005 period, compared with expense of $0.2 million for the comparable 2004 period.
     Debt Extinguishment. In the third quarter of 2005, we refinanced approximately $900 million in auction rate certificates with a portion of the proceeds from an offering of $1.3 billion in floating-rate Student Loan Asset-Backed Notes. As a result of this transaction, we expensed $4.3 million of unamortized note issuance costs related to the auction rate certificates.
     Income tax provision. Income tax provision increased by $.6 million to $6.0 million for the three months ended September 30, 2005, compared with $5.4 million for the three months ended September 30, 2004, as a result of higher earnings.
     Net income. Net income increased to $9.3 million for the three months ended September 30, 2005, from $7.6 million for the three months ended September 30, 2004, primarily as a result of the increase in interest and fee income and lower selling, general and administrative expenses. Net income for 2004 included a $0.5 million charge for accretion of dividends on preferred stock compared with no charge in 2005, reflecting the payment of the liquidation preference of the preferred stock with proceeds of the initial public offering in July 2004.
  Nine months ended September 30, 2005, compared with nine months ended September 30, 2004
     Net revenue. Net revenue was $162.3 million in the nine months ended September 30, 2005, an increase of 23.1 percent from net revenue of $131.8 million in the nine months ended September 30, 2004. The increase in net revenue was primarily the result of an increase in interest income on student loans and fee income from loan originations, offset in part by an increase in interest expense on asset-backed securitizations and a higher provision for loan losses.
  Net interest income.
     Interest income. Interest income increased by $97.5 million to $192.3 million in the first nine months of 2005 from $94.8 million in the comparable period in 2004. This increase was the result of an increase in the average balance of loans in our portfolio, which grew to $5.2 billion in the 2005 period from $3.6 billion in the 2004 period. The amount of FFELP and private loan originations retained increased to $1.4 billion in the nine months ended September 30, 2005, from $1.3 billion in the nine months ended September 30, 2004. Approximately $97 million of loans included in the $1.4 billion were subsequently sold to an affiliate of The Goldman Sachs Group. The average net yield on our loan portfolio increased to 4.80 percent in the 2005 period from 3.50 percent in the 2004 period as a result of the increase in short-term interest rates. We received SAPs totaling $67.9 million in the first nine months of 2005 and $6.9 million in the first nine months of 2004. We received floor income of $6.0 million in the nine months ended September 30, 2005, and $20.2 million in the comparable period of 2004. The decrease in floor income was the result of increasing short-term interest rates. Interest income on restricted cash increased $2.7 million to $3.9 million in the first nine months of 2005 as a result of an increase in the average amount of restricted cash and higher interest rates. Other interest income increased $0.6 million to $1.0 million in the first nine months of 2005 compared with $0.4 million in the first nine months of 2004. We expect interest rates will continue to increase in the short term and as a result our average yield and SAPs should increase, while our floor income should decrease or be eliminated.

     Interest expense. Interest expense increased by $90.7 million, to $139.5 million in the first nine months of 2005 from $48.8 million in the first nine months of 2004. Our average debt balance under our warehouse and asset-backed securitizations increased by $1.7 billion to $5.4 billion in the first nine months of 2005 from $3.7 billion in the first nine months of 2004. Interest expense on this debt increased $91.7 million, or 197.2 percent, to $138.2 million in the 2005 period from $46.5 million in the 2004 period. The increase in short-term interest rates increased our average cost of funds to 3.42 percent for the nine months ended September 30, 2005, from 1.66 percent for the nine months ended September 30, 2004. Interest expense on other indebtedness decreased to $1.2 million in the 2005 period, compared with $2.4 million in the 2004 period, primarily because of a change in the composition of other debt obligations.
     Provision for loan losses. We recorded a provision to the allowance for loan losses for the nine months ended September 30, 2005, of $4.2 million. This provision was comprised of $2.4 million for normal provisions and expenses related to the withdrawal in June 2005, retroactive to September 1, 2004, of the exceptional performer designation; $1.2 million, reflecting charge-offs; and $0.6 million, reflecting the risk-sharing rate returning to 2.0 percent. In the 2004 period, we recorded a net provision of $0.2 million. The lower provision in the 2004 period related to the awarding of the exceptional performer designation, which guaranteed claims at 100 percent for the period September 1, 2004 to May 31, 2005.
     Net portfolio margin and net interest income after provision for loan losses. Net portfolio margin decreased to 1.32 percent in the nine months ended September 30, 2005, from 1.72 percent in the first nine months of 2004 primarily as a result of higher rates of interest on indebtedness used to finance our portfolio. Net interest income after provision for loan losses was $48.6 million in the 2005 period, or $2.8 million higher than net interest income after provision for loan losses of $45.8 million in the 2004 period.
    Fee income.
     The table below describes the increases in the components of fee income for the nine months ended September 30, 2005, compared with the nine months ended September 30, 2004.

	Nine months ended		Increase
	September 30,		(Decrease)
	2005	2004	Dollars	Percent
		(dollars in millions)
Fee Income:
Fees on loan and loan application sales	$100.5	$74.7	$25.8	34.5%
Fees for servicing	9.6	9.6	—	—
Advertising income	3.6	1.8	1.8	100.0

Total	$113.7	$86.1	$27.6	32.1%

     Fees on loan and loan application sales. Fees on loan and loan application sales increased to $100.5 million in the first nine months of 2005 from $74.7 million in the first nine months of 2004, primarily reflecting the higher percentage of loan applications sold to third parties, offset in part by the retroactive pricing adjustment of the amended consolidation loan origination agreement with The Student Loan Corporation. The 2005 period also includes the sale of approximately $97.0 million of FFELP consolidation loans to an affiliate of The Goldman Sachs Group. The amount of loan and loan applications that were sold to, or marketed for, third parties increased to $1.9 billion for the nine months ended September 30, 2005, from $1.6 billion for the nine months ended September 30, 2004. The $1.9 billion does not include the loans sold to Goldman Sachs. A one-time payment from a Y2M customer related to a contract provision was included in fees on loan application sales in the 2005 period. Also, included in our fees on loan sales were fees for marketing private in-school loans, which increased to $15.6 million in the first nine months of 2005 from $14.5 million in the comparable 2004 period.
     Fees for servicing. We generated $9.6 million in loan servicing fees on a consolidated basis for the first nine months of both 2005 and 2004. On a separate segment basis, we recorded loan servicing fees of $15.7 million for the 2005 period and $13.7 million for the 2004 period, including $6.1 million in 2005 and $4.1 million in 2004 from the servicing of loans in our portfolio. As of September 30, 2005, SunTech serviced $12.1 billion of loans, an increase of 10.4 percent from the amount of loans serviced at December 31, 2004, and an increase of 17.9 percent from the amount of loans serviced at September 30, 2004.
     Advertising income. The increase in advertising income to $3.6 million in the 2005 period from $1.8 million in the 2004 period reflects the online college newspaper publishing operations of Y2M, which was acquired in April 2004.
     Expenses. Total expenses, excluding derivative related expenses and debt extinguishment, increased $12.7 million, or 11.8 percent, to $120.1 million in the first nine months of 2005 from $107.4 million in the first nine months of 2004, primarily as a result of increased salary and benefit expenses, increased marketing expenses and the April 2004 acquisition of Y2M. Total expenses, including derivative related expense and debt extinguishment, increased $17.4 million, or 16.4 percent, to $123.2 million in the first nine months of 2005, from $105.8 million in the first nine months of 2004. Expenses for the 2004 period included charges of $2.5 million for stock and cash compensation to management related to the initial public offering and the termination of the lease on our former headquarters and other office relocation expenses.
     Salaries and benefits increased $4.1 million, or 8.6 percent, to $51.7 million in the nine months ended September 30, 2005, from $47.6 million in the nine months ended September 30, 2004. Salaries and benefits increased in our loan origination segment by $3.5 million and in our loan servicing segment by $0.6 million. Increases were the result of higher health care costs, incentive costs and the acquisition of Y2M in April 2004. Salaries and benefits for 2004 included a charge of $1.4 million for management bonuses in stock and cash related to the completion of the initial public offering.
     Marketing expenses increased $5.5 million, or 15.8 percent, to $40.3 million in the first nine months of 2005, from $34.8 million in the first nine months of 2004 as a result of an increase in marketing activities across all our product lines, including an increased focus on marketing private loans, increased direct mail and internet advertising in response to the national “do not call” list introduced in September 2003 and the acquisition of Y2M.
     Communications and data processing expense increased $0.3 million from 2004 to 2005 as a result of systems maintenance contracts. Management and consulting fees decreased to $1.3 million in the 2005 period from $2.3 million in the 2004 period as a result of the completion of some consulting agreements. Professional fees increased $2.2 million to $6.3 million in the first nine months of 2005 from $4.1 million in the first nine months of 2004 as a result of higher advisory expenses related to Sarbanes-Oxley consultants and more information technology projects. Other general and administrative expenses increased $0.1 million, or 1.4 percent, in the first nine months of 2005 from the first nine months of 2004. Other general and administrative expenses in 2004 included $1.1 million in expenses related to moving headquarter functions between offices, including the termination of the lease on our former headquarters. Depreciation and amortization increased $1.5 million to $5.8 million in the 2005 period from $4.3 million in the 2004 period, primarily as a result of the acquisition of additional computer equipment, other property and software.
     Derivatives. Our interest rate swaps and interest rate cap resulted in swap interest income of $1.7 million in the first nine months of 2005 versus $4.2 million expense in the first nine months of 2004 and derivative and investment mark-to-market expense of $0.5 million in the first nine months of 2005 and income of $5.9 million in the first nine months of 2004.
     Debt Extinguishment. In the third quarter of 2005, we refinanced approximately $900 million in auction rate certificates with a portion of the proceeds from an offering of $1.3 billion in floating rate student loan asset-backed notes. As a result of this transaction, we expensed $4.3 million of unamortized note issuance costs related to the auction rate certificates.
     Income tax provision. Income tax provision increased by $5.1 million to $15.4 million for the nine months ended September 30, 2005, compared with $10.3 million for the nine months ended September 30, 2004, because of higher income before taxes. Our effective tax rate was 39.4 percent for the first nine months of 2005, compared with 39.6 percent for the first nine months of 2004.
     Net income. Net income increased to $23.7 million for the first nine months of 2005 from $10.9 million for the first nine months of 2004, as a result of the factors discussed above.
Financial Condition
  At September 30, 2005, compared with December 31, 2004
     Total assets increased $1.1 billion to $6.1 billion at September 30, 2005, from $5.0 billion at December 31, 2004. This increase primarily reflects growth of approximately $982.9 million in our loan portfolio, to $5.6 billion at September 30, 2005, from $4.7 billion at December 31, 2004. Currently most of the loans in our portfolio are FFELP loans and more than 99 percent are consolidation loans. In June 2005, we began to retain some private loans in our portfolio.
     Total liabilities increased $1.0 billion to $5.9 billion at September 30, 2005, from $4.9 billion at December 31, 2004. The growth in liabilities was a result of an increase in debt incurred to finance our loan portfolio.
     Stockholders’ equity increased $25.8 million to $217.5 million at September 30, 2005, from $191.7 million at December 31, 2004, primarily as a result of net income for the first nine months of 2005.

Liquidity and Capital Resources
     We finance our operations through operating cash flow and borrowings under two warehouse facilities, asset-backed securitizations and a revolving line of credit. Operating activities provided net cash of $31.9 million in the first nine months of 2005, an increase of $29.5 million from $2.4 million of net cash provided by operating activities in the first nine months of 2004. This increase resulted in part from higher net income in the 2005 period. Net cash used in investing activities decreased to $997.7 million in the first nine months of 2005 from $1.3 billion in the first nine months of 2004 primarily as a result of the increased net proceeds from student loan principal payments. Net cash provided by financing activities decreased to $970.9 million in the first nine months of 2005 from $1.2 billion in the first nine months of 2004, primarily as a result of a decrease in the net difference between proceeds from and payments on asset-backed notes and lines of credit and an increase in the restricted cash balance. We believe that the use of our warehousing capacity, continued access to the asset-backed securitization market and forward purchase agreements will provide adequate liquidity to fund our operations, loan processing and originations and capital expenditures for the foreseeable future.
     We have a $30.0 million revolving credit facility that bears interest, payable quarterly, at LIBOR plus a margin. We also are required to pay a commitment fee on undrawn amounts under the facility. The facility is secured by substantially all of our non-student loan assets, including the outstanding capital stock or limited liability company membership interests of all of our wholly owned operating subsidiaries other than subsidiaries that hold our loan portfolio. The credit facility contains certain mandatory prepayment and commitment reduction provisions and event of default provisions, including provisions relating to a change of control, as well as affirmative and negative covenants, which include restrictions on the payment of dividends and the incurrence of additional debt and capital expenditures. In addition, we are subject to, and in compliance with, certain financial covenants, including ratios related to fixed charges coverage, interest coverage and leverage. We and certain of our subsidiaries have guaranteed all of our obligations under the credit agreement. As of September 30, 2005, we had no outstanding balance on this revolving line of credit. On October 7, 2005, this credit facility was amended to extend the agreement until October 7, 2008, and reduce the quarterly interest rate and the commitment fee.
     In July 2003, we obtained a one-year, $500.0 million conduit warehouse financing facility to fund our FFELP loan originations. In February 2004, we requested and received a temporary increase in this facility to permit financing up to $1.0 billion, enabling us to finance additional loans prior to issuing asset-backed securities in April 2004. As of the end of April 2004, capacity under the facility returned to $500.0 million. In November 2004, we permanently increased this facility to $1.0 billion. We use the warehouse facility to fund our loan originations until such time as we accumulate sufficient loans to effectively access the asset-backed securitization market, and we may seek to expand our warehouse availability from time to time to continue to most efficiently access that market. We do not have a contractual right to increase this facility at this time. We pay a fee on the unused portion of the facility and, accordingly, have maintained availability at levels we believe are appropriate to fund our loan originations. The ability to draw on the $1.0 billion warehouse facility expires in July 2006. The $1.0 billion warehouse facility is provided by five commercial paper conduits with liquidity support provided by two national financial institutions. The facility is secured by our portfolio of loans financed under the facility. The interest rate on funds advanced by the conduit lender is calculated based on the commercial paper rate (typically a 30-day rate). The interest rate on amounts outstanding under this warehouse facility on September 30, 2005, was 3.99 percent. As of September 30, 2005, $594.2 million was outstanding under this warehouse facility. The conduit facility contains affirmative and negative covenants as well as reporting requirements and covenants relating to loan servicing.
     In August 2005, we entered into a one-year, $180.0 million conduit warehouse financing facility to fund the purchase of private education loans. The two multi-seller conduits are administered by Citicorp North America, Inc. as funding agent and administrative agent. The private loan warehouse facility will be used to fund private loan purchases prior to securitization of the portfolio. The facility is secured by a portfolio of private loans financed under the facility. The interest rate on funds advanced by the conduit lenders is calculated based on the commercial paper rate (typically a 30-day rate) plus a margin. The warehouse facility contains affirmative and negative covenants, reporting requirements and covenants relating to loan servicing. The facility requires loan-level insurance on the private loan portfolio. An event of termination under the private conduit facility will occur if, among other things, the credit characteristics or the performance of the private loan portfolio decline. The interest rate on amounts outstanding under this warehouse facility on September 30, 2005, was 4.10 percent. As of September 30, 2005, $48.7 million was outstanding under this warehouse facility.

     To retain loans on our balance sheet, we issue asset-backed notes. Through September 30, 2005, we have completed seven securitizations that have provided $6.7 billion of funding, including our securitizations of $1.3 billion in July 2005, $1.4 billion in February 2005 and $1.1 billion in 2004. These secured financings were issued primarily in the domestic capital markets and are secured by separate pools of FFELP loans. Securities issued in our securitizations accrue interest based on a rate of a spread to LIBOR or set under an auction procedure related to the securities. The securitization transactions require certain levels of cash reserves and require that we distribute cash flows to the bondholders on a priority basis. Other than cash paid for servicing and administration, all of the cash flows from our securitized assets have been paid to the bondholders and, therefore, have not been available to us for business operations. In July 2005, we closed on the issuance of $1.3 billion in floating rate asset-backed notes. The proceeds of this offering were used to refinance approximately $900 million in auction rate certificates remaining under our privately placed master trust, Education Loan Trust I. The additional $400 million was being used to finance FFELP consolidation loans then outstanding in our FFELP warehouse facility. As part of this transaction, we had a pre-tax expense of $4.3 million of unamortized note issuance costs related to the auction rate certificates in the third quarter of 2005. We expect this expense to be offset over the next three years by the elimination of the broker dealer fee under Education Loan Trust I and by a reduction in our exposure to interest rate volatility associated with the auction rate market.
     As part of our securitization transactions, we borrow funds in excess of the principal balance of the loans included in the applicable securitization transactions. A portion of these additional funds was used to repay our other indebtedness and is used to fund our operations. The timing of future cash flows may be affected by the amount of loans in our portfolio in grace or deferment status or for which we have granted forbearance and the level of delinquencies. In the first nine months of 2005, we made $1.3 billion in principal payments and in the comparable 2004 period, we made $179.1 million in principal payments on our asset-backed securitizations. The $1.3 billion in the 2005 period includes $915.3 million of refinancing of auction rate certificates with a portion of the proceeds from our $1.3 billion floating rate securitization in July 2005. Our rights to cash flows from securitized loans are subordinate to noteholders interests and these loans may fail to generate any cash flows beyond what is due the noteholders. We anticipate continuing to access the domestic asset-backed securitization market. The timing of future issuances will depend on market conditions.
     On May 17, 2002, in connection with our acquisition by Lightyear and its affiliates, CFSL Acquisition Corp. issued a 4.47 percent subordinated note, due June 30, 2007, in the principal amount of $15.0 million to the previous owners of the company. The note may be redeemed at any time at the option of the company and must be redeemed in the event of a change of control of the company.

     The following tables summarize our indebtedness and capital leases outstanding as of September 30, 2005, and December 31, 2004:

	As of September 30, 2005
	Principal			Interest
	amount		Percent of total	rate range	Final maturity(2)
			(dollars in millions)
Warehouse facility — FFELP loans	$594.2		10.3%	3.99%	07/18/06(3)
Warehouse facility — private education loans	48.7		0.8	4.10%	08/18/06
Asset-backed notes: (1) Notes based on LIBOR	4,026.6		69.6	4.01% - 4.34%	03/01/12 - 12/28/37
Notes based on auction rates	1,099.2		19.0	3.61% - 3.90%	03/01/42 - 12/28/43

Total asset-backed notes and warehouse facility	5,768.7		99.7
Revolving line of credit	—		—	—	10/07/08
Fixed-rate notes	14.6	(4)	0.3	4.47%	06/30/07
Fixed-rate capital leases	1.4		—	6.00% - 7.82%	05/10/10

Total	$5,784.7		100.0%

	As of December 31, 2004
	Principal			Interest
	amount		Percent of total	rate range	Final maturity(2)
			(dollars in millions)
Warehouse facility — FFELP loans	$1,088.8		22.7%	2.55%	07/18/06(3)
Asset-backed notes: (1) Notes based on LIBOR	1,641.5		34.2	2.60% - 2.85%	03/01/12 - 09/30/30
Notes based on auction rates	2,052.4		42.8	2.28% - 2.58%	12/01/41 - 12/28/43

Total asset-backed notes and warehouse facility	4,782.7		99.7
Revolving line of credit	—		—	—	07/06/05
Fixed-rate notes	14.5	(4)	0.3	4.47%	06/30/07
Fixed-rate capital leases	1.7		—	6.00% - 7.82%	05/10/10

Total	$4,798.9		100.0%

(1)	Issued in securitization transactions.

(2)	The final maturity date is the stated legal maturity of the applicable class of notes. However, the principal of the notes is paid based on the receipt of principal payments under the applicable pools of loans and we expect to pay the principal prior to the final maturity date.

(3)	The FFELP warehouse facility, which was scheduled to expire in July 2005, was extended for an additional year.

(4)	Balances are net of unamortized discount of $0.4 million as of September 30, 2005, and $0.5 million as of December 31, 2004.

     Payments on outstanding indebtedness and capital and operating lease obligations are due after September 30, 2005, in varying amounts as follows:

	Total	< 1 year	1 — 3 years	3 — 5 years	> 5 years
		(dollars in millions)
Warehouse facility — FFELP	$594.2	$594.2	$—	$—	$—
Warehouse facility – private education loans	48.7	48.7	—	—	—
Asset-backed notes(1)	5,125.8	—	—	—	5,125.8
Other indebtedness(2)	14.6	—	14.6	—	—
Capital lease obligations	1.4	0.5	0.8	0.1	—
Operating lease obligations	8.0	1.8	2.6	2.5	1.1

Total	$5,792.7	$645.2	$18.0	$2.6	$5,126.9

(1)	Principal on our asset-backed notes will be paid based on receipt of principal payments under the applicable pools of loans, and we expect to pay the principal prior to the final maturity date of the notes.

(2)	Fixed-rate note outstanding of $14.6 million, net of unamortized discount.
     In addition, we have forward purchase agreements under which we are obligated to sell a minimum amount of FFELP loans and FFELP loan applications, refer private education loan applications and sell a portion of the FFELP loans and funded private consolidation loan applications we originate. These commitments generally run for between one and three years. As of September 30, 2005, and December 31, 2004, we were obligated to sell approximately 30 percent of calendar year 2005 FFELP consolidation volume in loan applications at contractual rates under various agreements through December 31, 2005.
Off-Balance-Sheet Arrangements
     We do not have any off-balance-sheet arrangements. As described above, all of our asset-backed securitizations are treated as indebtedness on our balance sheet.
Loan Portfolio
     The table below describes the components of our loan portfolio as of September 30, 2005, and December 31, 2004:

	As of September 30,		As of December 31,
	2005		2004
		(dollars in millions)
		Percent		Percent
	Principal(1)	of total	Principal(1)	of total
FFELP loans:
Consolidation	$5,492.8	98.5%	$4,601.5	99.8%
PLUS	10.7	0.2	6.3	0.1
Stafford	19.4	0.3	5.1	0.1
Private	56.8	1.0	—	—

Total	$5,579.7	100.0%	$4,612.9	100.0%

(1)	Amounts reflect principal balance of loans without adjustments for deferred loan costs, net of deferred revenues, which, as of September 30, 2005, totaled $71.0 million and as of December 31, 2004, totaled $51.9 million. Amounts also exclude the allowance for loan losses of $8.0 million as of September 30, 2005, and $5.0 million as of December 31, 2004.

     The table below shows the repayment status of loans and delinquency amounts as of September 30, 2005, and December 31, 2004. Delinquencies have the potential to adversely impact our earnings through increased servicing and collection costs and write-offs.

	As of September 30,			As of December 31,
	2005			2004
		Percent of	Percent of		Percent of	Percent of
		loans	loans in		total loan	Loans in
	Principal(1)	portfolio	repayment	Principal(1)	portfolio	repayment
			(dollars in millions)
Loans in school/grace/deferment(2)	$686.4	12.3%		$536.7	11.6%
Loans in forbearance(3)	476.0	8.5		335.8	7.2
Loans in repayment status:
Current	3,957.7	71.0	89.6%	3,457.0	75.0	92.4%
Delinquent 31-60 days(4)	170.0	3.0	3.9	110.5	2.4	3.0
Delinquent 61-90 days(4)	67.7	1.2	1.5	40.4	0.9	1.1
Delinquent over 90 days(4) (5)	221.9	4.0	5.0	132.5	2.9	3.5

Total loans in repayment	4,417.3	79.2	100.0%	3,740.4	81.2	100.0%

Total loan portfolio	$5,579.7	100.0%		$4,612.9	100.0%

(1)	Amounts reflect principal balance of loans without adjustments for deferred loan costs, net of deferred revenues, which, as of September 30, 2005, totaled $71.0 and as of December 31, 2004, totaled $51.9 million. Amounts also do not reflect the allowance for loan losses of $8.0 million as of September 30, 2005, and $5.0 million as of December 31, 2004.

(2)	Loans for borrowers who still may be attending school or engaging in other permitted educational activities and are not yet required to make payments on the loans, e.g., residency periods for medical students or a grace period for bar exam preparation.

(3)	Loans for borrowers who have temporarily ceased making full payments as a result of hardship or other factors, according to a schedule approved by the servicer consistent with the established loan program servicing procedures and policies.

(4)	The period of delinquency is based on the number of days scheduled payments are contractually past due and relates to loans in repayment status, that is, receivables not charged off, and not in school, grace, deferment or forbearance.

(5)	Includes loans of $9.1 million as of September 30, 2005, and $13.6 million as of December 31, 2004, in claim status, which are loans that are more than 270 days past due, which have gone into default and which have been submitted to the guaranty agency for FFELP loans to process the claim for payment.

The following table summarizes our loan portfolio by interest rate ranges as of September 30, 2005, and December 31, 2004:

	As of September 30, 2005		As of December 31, 2004
	Current		Current
	principal		principal
	balance	Weighted	balance	Weighted
	outstanding(1)	average maturity	outstanding(1)	average maturity
Interest rate range	(in millions)	(yrs)	(in millions)	(yrs)
2.500% — 2.999%	$558.7	21.2	$553.0	22.8
3.000% — 3.499%	936.2	22.9	751.6	23.2
3.500% — 3.999%	1,344.8	21.6	1,019.8	22.0
4.000% — 4.499%	1,026.8	20.9	854.5	21.2
4.500% — 4.999%	455.7	22.2	400.7	22.4
5.000% — 5.499%	225.7	21.3	180.8	22.9
5.500% — 5.999%	215.5	22.6	189.4	22.7
6.000% — 6.499%	240.4	21.1	209.1	21.6
6.500% — 6.999%	200.6	21.1	176.6	21.2
7.000% —7.499%	89.7	22.8	81.9	22.9
7.500% —7.999%	94.8	22.3	77.4	22.7
8.000% — 8.499%	184.2	21.7	118.1	22.3
8.500% — 8.999%	1.9	21.0	—	—
10.500% — 10.999%	4.7	20.6	—	—
	5,579.7	21.7	$4,612.9	22.2

(1)	Amounts reflect principal balance of loans without adjustments for deferred loan costs, net of deferred revenues, which, as of September 30, 2005, totaled $71.0 million and as of December 31, 2004, totaled $51.9 million. Amounts also do not reflect the allowance for loan losses of $8.0 million as of September 30, 2005, and $5.0 million as of December 31, 2004.

Net Portfolio Margin Analysis
     The following table sets forth the net portfolio margin and net portfolio margin net of floor income on average student loans and restricted cash for the periods indicated. Net portfolio margin is a non-GAAP financial measure. Net portfolio margin equals the weighted average yield on our loans and restricted cash after borrower benefits, amortization of capitalized origination costs, deferred revenue, purchase accounting adjustments and the Department of Education rebate, less the weighted average interest expense on the debt we incur to finance our loans. We have provided below a reconciliation of net portfolio margin to the most comparable financial measurement that has been prepared in accordance with GAAP. We believe that net portfolio margin provides investors with information that is useful in evaluating the earnings performance of our loan portfolio.

	Three months ended September 30,				Nine months ended September 30,
	2005		2004		2005		2004
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
				(dollars in thousands)
Student loan and restricted cash yield	$91,294	6.35%	$48,754	4.77%	$240,411	5.97%	$127,597	4.60%
Borrower benefits	(1,209)	(0.08)	(801)	(0.08)	(3,471)	(0.09)	(2,222)	(0.08)
Department of Education rebate(1)	(14,484)	(1.01)	(10,411)	(1.02)	(41,215)	(1.02)	(28,479)	(1.03)
Amortization(2)	(1,483)	(0.10)	(943)	(0.09)	(4,401)	(0.11)	(2,544)	(0.09)

Net student loan and restricted cash yield	74,118	5.16	36,599	3.58	191,324	4.75	94,352	3.40
Asset-backed notes and lines of credit	(55,315)	(3.85)	(19,511)	(1.91)	(138,243)	(3.43)	(46,463)	(1.68)

Net portfolio margin	18,803	1.31	17,088	1.67	53,081	1.32	47,889	1.72
Floor income(3)	(874)	(0.06)	(5,839)	(0.57)	(5,971)	(0.15)	(20,155)	(0.72)

Net portfolio margin net of floor income	$17,929	1.25%	$11,249	1.10%	$47,110	1.17%	$27,734	1.00%

Reconciliation to net interest income:
Net portfolio margin net of floor income	$17,929		$11,249		$47,110		$27,734
Plus: interest income on cash and cash equivalents	336		139		1,012		444
Less: interest expense on other debt obligations, net	(291)		(703)		(1,164)		(2,273)
Less: interest expense on capital lease obligations	(24)		(28)		(80)		(102)
Plus: floor income(3)	874		5,839		5,971		20,155

Net interest income	$18,824		$16,496		$52,849		$45,958

Average balance of student loans and restricted cash	$5,697,789		$4,064,496		$5,382,682		$3,703,280

(1)	Reflects the 1.05 percent per annum rebate fee that is paid monthly on FFELP consolidation loans divided by the average balance of student loans and restricted cash.

(2)	Represents the amortization of capitalized origination costs, deferred revenue and purchase accounting adjustments, including the 0.50 percent fee payable to the Department of Education on the origination of FFELP loans.

(3)	Represents the amount by which fixed rate interest income exceeds the special allowance payment spread set by the Department of Education plus the applicable variable rate. The company previously reported this amount net of borrower benefits.

Net Interest Margin Analysis
     The following tables set forth, for the periods indicated, information regarding the total amounts and rates of interest income from interest-earning assets and interest expense from interest-bearing liabilities.

	Three months ended September 30,
	2005				2004
			Average				Average
		Interest	rates			Interest	rates
	Average	income/	earned/		Average	income/	earned/
	balance	expense	paid		balance	expense	paid
			(dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$17,600	$336	7.57%		$7,389	$139	7.48%
Restricted cash	146,364	1,523	4.13		141,298	586	1.65

Student loans	5,551,425	89,771	6.42		3,923,198	48,168	4.88
Borrower benefits		(1,209)	(0.09)			(801)	(0.08)
Department of Education rebate(1)		(14,484)	(1.04)			(10,411)	(1.05)
Amortization(2)		(1,483)	(0.11)			(943)	(0.10)

Student loans, net of borrower benefits, Department of Education rebate and amortization	5,551,425	72,595	5.18		3,923,198	36,013	3.65

Total interest-earning assets	$5,715,389	$74,454	5.17%		$4,071,885	$36,738	3.59%

Interest-bearing liabilities:
Asset-backed notes and lines of credit	$5,720,728	$55,315	3.84%		$4,103,620	$19,511	1.89%
Other debt obligations, net	14,615	291	7.90		37,328	703	7.49
Capital lease obligations	1,445	24	6.59		1,709	28	6.52

Total interest-bearing liabilities	$5,736,788	$55,630	3.85		$4,142,657	$20,242	1.94

Net interest income and net interest margin		$18,824	1.31	%(3)		$16,496	1.61	%(3)

(1)	Reflects the 1.05 percent per annum rebate fee that is paid monthly on FFELP consolidation loans divided by the average balance of student loans.

(2)	Represents the amortization of capitalized origination costs, deferred revenue and purchase accounting adjustments, including the 0.50 percent fee payable to the Department of Education on the origination of FFELP loans.

(3)	Net interest margin is net interest income divided by the average total interest-earning assets.

	Nine months ended					September 30,
	2005				2004
			Average				Average
		Interest	rates			Interest	rates
	Average	income/	earned/		Average	income/	earned/
	balance	expense	paid		balance	expense	paid
			(dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$18,809	$1,012	7.19%		$11,388	$444	5.21%
Restricted cash	157,353	3,883	3.30		146,661	1,160	1.06

Student loans	5,225,329	236,528	6.05		3,556,619	126,437	4.75
Borrower benefits		(3,471)	(0.09)			(2,222)	(0.08)
Department of Education rebate(1)		(41,215)	(1.05)			(28,479)	(1.07)
Amortization(2)		(4,401)	(0.11)			(2,544)	(0.10)

Student loans , net of borrower benefits, Department of Education rebate and amortization	5,225,329	187,441	4.80		3,556,619	93,192	3.50

Total interest-earning assets	$5,401,491	$192,336	4.76%		$3,714,668	$94,796	3.41%

Interest-bearing liabilities:
Asset-backed notes and lines of credit	$5,408,695	$138,243	3.42%		$3,742,702	$46,463	1.66%
Other debt obligations, net	14,564	1,164	10.69		44,545	2,273	6.82
Capital lease obligations	1,567	80	6.83		1,781	102	7.65

Total interest-bearing liabilities	$5,424,826	$139,487	3.44		$3,789,028	$48,838	1.72

Net interest income and net interest margin		$52,849	1.31	%(3)		$45,958	1.65	%(3)

(1)	Reflects the 1.05 percent per annum rebate fee that is paid monthly on FFELP consolidation loans divided by the average balance of student loans.

(2)	Represents the amortization of capitalized origination costs, deferred revenue and purchase accounting adjustments, including the 0.50 percent fee payable to the Department of Education on the origination of FFELP loans.

(3)	Net interest margin is net interest income divided by the average total interest-earning assets.

Interest Rate Risk
     Because we expect to generate a significant portion of our earnings from the difference, or spread, between the yield we receive on our loan portfolio of student loans and the cost of financing these loans, our results of operations are sensitive to interest rates. We fund our loan portfolio with variable-rate debt. As a result of the low interest rate environment that has existed from 2002 through September 30, 2005, and a decline in short-term interest rates used to fix the borrower’s rate on a consolidation loan, our loan portfolio yielded excess net interest income, which we referred to as floor income. See “Interest Income – Floor Income” and Risk Factors described in Exhibit 99.1 to this report which is incorporated by reference herein.
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
     As a result of declining short-term interest rates from 2002 through mid-year 2004, we earned increasing amounts of floor income. Since mid-year 2004, floor income has decreased as short-term interest rates have risen. At September 30, 2005, our student loan portfolio had a weighted average interest rate of 4.18 percent compared with 4.28 percent at December 31, 2004.
     One objective when financing our loan portfolio is to manage interest rate risk through:
•	match-funding of loan assets with associated secured borrowings and

•	utilizing interest rate swaps and other derivative instruments, described below, to minimize the adverse effect of interest rate fluctuations in the near term.
     During 2003, 2004 and 2005, we entered into certain derivative instrument contracts to help manage our interest rate risk. The table below summarizes the derivative instruments to which we were a party at September 30, 2005:

					September 30, 2005		December 31, 2004
					Receive—		Receive—
Derivative	Notional	Maturity	Pay—		floating rate		floating rate
type	amount	Date	fixed rate		(LIBOR)	Fair value(3)	(LIBOR)	Fair value(3)
Swap(1)	$250,000	01/26/2005	—%		—%	$—	2.42%	$96
Cap (Sold) (2)	250,000	01/26/2005	—	(2)	—	—	2.23	(82)
Swap(1)	550,000	04/28/2005	—		—	—	2.42	1,945
Swap(1)	450,000	01/25/2006	3.23		3.83	1,276	—	—

Total, net						$1,276		$1,959

(1)	Under the interest rate swaps, we agree to pay a fixed rate in exchange for a floating rate. The interest rate swap effectively converts a portion of our variable-rate debt to a fixed rate for a period of time, thereby fixing the relative spread between a portion of our loan assets equal to the size of the swap notional amount.

(2)	The payments on the cap were to be made only when the 91-day commercial paper rate exceeded 2.09 percent. Payments of $74 were made in the first quarter of the year 2005 and payments of $54 were made for the year 2004.

(3)	Reflects the value to the company of the interest rate swaps and the cap assuming the applicable swap or cap was terminated as of September 30, 2005, or December 31, 2004.
     We have not designated any of these derivative instruments to meet the criteria for hedge accounting. See “Critical Accounting Policies—Accounting for Derivatives” in our Annual Report on Form 10-K for the year ended December 31, 2004.

     Forward interest rate sensitivity. The following table shows the changes in net interest income, swap interest expense, derivative mark-to-market expense and income before tax provision for a 12-month period based on an increase or decrease in interest rates in effect on October 1, 2005, which is maintained for the entire period shown and applied to our interest-earning assets and interest-bearing liabilities as of September 30, 2005, assuming normal portfolio payment patterns for the periods presented and no additional originations.
     We held one derivative contract as of September 30, 2005, to help mitigate the economic impact of changing interest rates. For swap interest expense and derivative mark-to-market expense, we have applied the change to interest rates in effect on October 1, 2005, through the maturity date of the applicable derivative. Because the derivatives are not accounted for as accounting hedges under SFAS No. 133, we present their effect in a separate line item, swap interest (income) expense, in the income statement.

	Twelve months beginning October 1, 2005
	Decrease	Increase	Increase	Increase
	of	of	of	of
	100 basis	100 basis	200 basis	300 basis
	points	points	points	points
		(dollars in millions)
Estimated increase (decrease) in net interest income	$7.5	$(3.9)	$(5.7)	$(6.6)
Estimated (increase) decrease in swap interest expense(1)	(1.4)	1.4	2.9	4.3
Estimated (increase) in derivative mark-to-market expense(1)(2)	(1.3)	(1.3)	(1.3)	(1.3)

Increase (decrease) in income before income tax provision or benefit	$4.8	$(3.8)	$(4.1)	$(3.6)

___

(1) Our derivative instrument in effect as of September 30, 2005, matures on January 25, 2006.

(2) Represents the aggregate mark-to-market liability as of September 30, 2005, based on the maturity of the derivative in place at that time.

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
Item 4. Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005. Based upon that evaluation and subject to the foregoing, our chief executive officer and chief financial officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.
     There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
        .

Signature
Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLLEGIATE FUNDING SERVICES, INC.
(Registrant)

Date: November 07, 2005	By: /s/ Kevin A. Landgraver
Name: Kevin A. Landgraver
Title: Chief Financial Officer and Executive Vice President
(on behalf of the Registrant and as Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1	Agreement relating to Acquisition of Youth Media & Marketing Networks, dated as of April 21, 2004, among Collegiate Funding Services, LLC, Affinity Acquisition Corp., Members Connect Inc. and the company’s stockholders (incorporated by reference to Exhibit 2.1 to the registration statement on Form S-1 (Reg. No. 333-114466))

3.1	Amended and Restated Certificate of Incorporation of Collegiate Funding Services, Inc. (incorporated by reference to Exhibit 3.1 to the registration statement on Form S-1 (Reg. No. 333-114466))

3.2	Amended and Restated By-Laws of Collegiate Funding Services, Inc. (incorporated by reference to Exhibit 3.2 to the registration statement on Form S-1 (Reg. No. 333-114466))

4.1✓	Stockholders Agreement, dated May 17, 2002, by and among CFSL Holdings Corp., CFSL Acquisition Corp. and the investors listed on Schedule A thereto (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-1 (Reg. No. 333-114466))

4.2	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.2 to the registration statement on Form S-1 (Reg. No. 333-114466))

4.3	Indenture of Trust from Collegiate Funding Services Education Loan Trust I and U.S. Bank National Association, as Eligible Lender Trustee to U.S. Bank National Association, as Indenture Trustee, dated as of November 1, 2001, together with First Supplemental Indenture of Trust, dated November 1, 2001 and Second Supplemental Indenture of Trust, dated July 1, 2002 (incorporated by reference to Exhibit 4.3 to the registration statement on Form S-1 (Reg. No. 333-114466))

4.4	Indenture of Trust between Collegiate Funding Services Education Loan Trust 2003-A and U.S. Bank National Association, as Eligible Lender Trustee and as Trustee, dated as of February 1, 2003 (incorporated by reference to Exhibit 4.4 to the registration statement on Form S-1 (Reg. No. 333-114466))

4.5	Indenture of Trust between Collegiate Funding Services Education Loan Trust 2003-B and U.S. Bank National Association, as Eligible Lender Trustee and as Trustee, dated as of November 1, 2003 (incorporated by reference to Exhibit 4.5 to the registration statement on Form S-1 (Reg. No. 333-114466))

4.6	Indenture of Trust between Collegiate Funding Services Education Loan Trust 2004-A and U.S. Bank National Association, as Eligible Lender Trustee and as Trustee, dated as of April 1, 2004 (incorporated by reference to Exhibit 4.6 to the registration statement on Form S-1 (Reg. No. 333-114466))

4.6.1	Indenture of Trust between Collegiate Funding Services Education Loan Trust 2005-A and The Bank of New York, as Eligible Lender Trustee and as Trustee, dated as of February 1, 2005 (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K of Collegiate Funding Services Education Loan Trust 2005-A (File No., 333-112232-02))

4.7	Indenture of Trust between Collegiate Funding Services Education Loan Trust 2005-B July 20, 2005 (incorporated by reference to Exhibit 4.7 to the current report on Form 8-K of Collegiate Funding Services Education Loan Trust 2005-A (File No., 333-112232-02))

4.8*±	Indenture, dated as of August 19, 2005, by and among Collegiate Funding Services Resources II, LLC, as issuer, as lenders party thereto, Citicorp North America, Inc., as funding agent and administrative agent, the Bank of New York, as indenture trustee and securities intermediary, Collegiate Funding Portfolio Administration, LLC as administrator, and Collegiate Funding Master Servicing, LLC as master

10.28	Amendment No. 3, dated as of June 30, 2005, to the Credit Agreement among Collegiate Funding Services, LLC, Collegiate Funding Services, Inc. the Subsidiary Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.28 to the current report on Form 8-K of Collegiate Funding Services, Inc. (File No. 000-50846))

Exhibit No.	Description of Exhibit

10.29	Amendment No. 4, dated as of October 7, 2005, to the Credit Agreement among Collegiate Funding Services, LLC, Collegiate Funding Services, Inc. the Subsidiary Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.28 to the current report on Form 8-K of Collegiate Funding Services, Inc. (File No. 000-50846))

10.30*±	Purchase and Sale Agreement, dated as of September 30, 2005 among Collegiate Funding Services, L.L.C., as seller, The Bank of New York, as eligible lender trustee for the seller, JPMorgan Chase Bank, N.A., as purchaser and JPMorgan Chase Bank, N.A., as eligible lender trustee for the purchaser.

31.1*	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer

32.1**	Section 1350 Certification by Chief Executive Officer

32.2**	Section 1350 Certification by Chief Financial Officer

99.1*	Risk Factors relating to the Registrant

99.2**	Supplemental information available on the Registrant’s website

✓ CFSL Holdings Corp. has subsequently changed its name to Collegiate Funding Services, Inc.

*	Filed herewith

**	Furnished herewith

±	Confidential treatment requested